Form 10-K
period 1993-12-31
FIBREBOARD CORP /DE
filed 1994-03-30
CIK 833053

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
              TO

                        Commission file number 0-016951

                             FIBREBOARD CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                             94-0751580
     (STATE OR OTHER JURISDICTION OF        (I.R.S EMPLOYER IDENTIFICATION
              INCORPORATION)                             NO.)

          2121 N. CALIFORNIA BLVD., SUITE 560, WALNUT CREEK, CA 94596
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (510) 274-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value

- --------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX. No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XXX.

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 21, 1994 was $158,676,282.

    As of the close of business on March 21, 1994, the Registrant had outstanding 4,201,420 shares of common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Fibreboard Corporation's Proxy Statement relating to its 1994 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A not later than April 30, 1994, are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             FIBREBOARD CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEMS                                                                                                      PAGE NO.
- --------------------                                                                                     -------------
PART I
    Items 1 and 2     Business and Properties..........................................................            3
                      Wood Products Group..............................................................            3
                      Industrial Insulation Products Group (Pabco).....................................            7
                      Resort Operations................................................................            9
                      Discontinued Operations..........................................................           10
                      Environmental Matters............................................................           11
    Item 3            Legal Proceedings................................................................           11
                      Asbestos-Related Personal Injury Claims..........................................           11
                      Asbestos-in-Buildings Claims.....................................................           11
                      Insurance Coverage for Personal Injury Claims....................................           11
                      Insurance Coverage for Asbestos-in-Buildings Claims..............................           12
                      Other Litigation.................................................................           12
    Item 4            Submission of Matters to a Vote of Security Holders..............................           13
                      Executive Officers of the Registrant.............................................           13
PART II
    Item 5            Market for Registrant's Common Equity and Related Stockholder Matters............           14
    Item 6            Selected Financial Data..........................................................           15
    Item 7            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations......................................................           15
                      1993 vs. 1992....................................................................           15
                      Liquidity and Capital Resources..................................................           17
                      1992 vs. 1991....................................................................           18
                      Impact of Inflation..............................................................           20
    Item 8            Financial Statements and Supplementary Data......................................           20
                      Consolidated Statements of Income................................................           21
                      Consolidated Balance Sheets......................................................           22
                      Consolidated Statements of Cash Flows............................................           24
                      Consolidated Statements of Stockholders' Equity..................................           26
                      Notes to Consolidated Financial Statements.......................................           27
                      Report of Independent Public Accountants.........................................           49
                      Report of Management.............................................................           50
                      Selected Quarterly Financial Data................................................           51
    Item 9            Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.....................................................................           51
PART III
    Item 10           Directors and Executive Officers of the Registrant...............................           51
    Item 11           Executive Compensation...........................................................           51
    Item 12           Security Ownership of Certain Beneficial Owners and Management...................           52
    Item 13           Certain Relationships and Related Transactions...................................           52
PART IV
    Item 14           Exhibits, Financial Statements, Schedules and Reports on Form 8-K................           52

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

    Fibreboard Corporation (Fibreboard) is a Delaware corporation incorporated in 1917. Between June 1978 and June 1988, Fibreboard was a wholly-owned subsidiary of Louisiana-Pacific Corporation (L-P). In June 1988, L-P distributed to its shareholders Fibreboard's common stock, and Fibreboard once again became an independent, publicly held company. Fibreboard operates in three primary industry segments: wood products, industrial insulation products and resort operations.
    Sales in 1993 for each segment were as follows:

                                                                                IN MILLIONS      %
- ------------------------------------------------------------------------------------------------------
Wood Products.................................................................   $    190.5         72
Industrial Insulation Products................................................         49.2         18
Resort Operations.............................................................         25.5         10
                                                                                -----------
                                                                                 $    265.2
                                                                                -----------
                                                                                -----------

    Wood Products manufactures lumber, hardwood plywood and other value-added wood products and owns approximately 91,000 acres of timberland in northern California. Industrial Insulation Products, sold under the trade name of Pabco, manufactures molded insulation for high temperature and industrial applications, fireproofing board used in commercial construction and metal jacketing. Resort Operations includes Northstar-at-Tahoe, a year-round resort including ski and golf facilities, and Sierra-at-Tahoe, a day ski area, both located near Lake Tahoe, California.
    Fibreboard employs approximately 2,500 people (including approximately 1,100 seasonal employees in resort operations), all of whom are non-union.
    Information concerning the revenues, operating results and identifiable assets of each of Fibreboard's three industry segments can be found in Note 12 to Fibreboard's consolidated financial statements, "Industry Segment Information" on page 38.

WOOD PRODUCTS GROUP

PRODUCTS

    - Softwood lumber, principally pine industrial grade and fir dimension lumber;

    - Mouldings and millwork used in the construction of windows, doors and furniture parts;

    - High-grade hardwood plywood panels used primarily in furniture and cabinets, including premium priced thin panels used in the furniture industry;

    - Processed bark for decorative landscape applications and soil amendments; and

    - Paper-on-wood veneer wraps and other component parts used in the agricultural container industry (these businesses were sold in early
      1994).

    More than 35% of Fibreboard's sawmill production is industrial grade lumber which historically has been retained by Fibreboard or sold to others for further processing into moulding, millwork, windows, doors and furniture parts. Fibreboard's management believes that the specialty nature of industrial grade lumber makes it more profitable and somewhat less subject to price fluctuations than other grades. The remaining sawmill output is comprised of common and dimension lumber grades used in lower-end industrial applications and in framing for home construction and remodeling applications.

MARKETS

    Products are marketed directly to factories or remanufacturing operations for further processing, to wholesalers and to other building material distributors located principally in the western United States. Fibreboard's industrial grade lumber market extends to the midwestern states, while its common and dimension lumber market is largely confined to California.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

    Fibreboard does not account for a significant percentage of the nations's lumber production. The principal means of competition are price, delivery and quality. Fibreboard believes that the location of its sawmills are ideal for the west coast lumber market.
    Fibreboard believes it is one of the five largest hardwood plywood producers in the United States, with an approximate 10% market share. Fibreboard's market share is limited by its production capacity. The principal means of competition are quality and delivery. Fibreboard believes its California manufacturing location is a competitive advantage in serving the southern California furniture and cabinet industries.
    Fibreboard does not account for a significant percentage of the nation's moulding and millwork production. Fibreboard's moulding and millwork operations compete with a limited number of large producers and several hundred small operations, and benefit from Fibreboard's integrated lumber supply.
    There are substantial barriers to entry to Fibreboard's markets including:
(a) difficulties in achieving meaningful economies of scale; (b) industry capital requirements; (c) timber supply; and (d) existing and potential environmental regulation and forest land set asides.

SUPPLIERS

    Fibreboard's sawmill and plywood operations require approximately 135 million board feet of logs to operate at scheduled capacities. Fibreboard owns approximately 91,000 acres of timberland in northern California, of which approximately 84,000 acres can supply raw materials to its operations. Fibreboard's timberlands are comprised primarily of ponderosa pine and white fir, with smaller amounts of other species. These lands can supply on a sustained yield basis approximately 30% -35% of the log requirements for Fibreboard's present sawmills and plywood mill operating at scheduled capacities. The balance of Fibreboard's log requirements are supplied by U.S. Forest Service (USFS) timber cutting contracts, cutting contracts with private timberland owners and by open market purchases. Fibreboard's logging operations are conducted by independent contractors.
    Fibreboard's USFS timber cutting contracts are typically "pay-as-cut" contracts. Contracts are generally awarded in an open, competitive bid process, although some are awarded using sealed bids. Stumpage prices typically are subject to escalation and de-escalation based on movement of published indices for finished products.
    Approximately 50%-60% of Fibreboard's log needs have historically come from the Stanislaus National Forest in California. In 1991, the USFS issued its Stanislaus management plan which will govern that forest's operations for the next 10 to 15 years (the Final Plan). The Final Plan projects an annual allowable sale quantity (the ASQ) of 88 million board feet. This ASQ represents a 30% reduction from the average quantity of timber sold each year since 1973. Historically, approximately 30% of the ASQ has been set aside for small business. This amount is currently under review by the USFS.
    Fibreboard has appealed the Final Plan to the USFS Washington, D.C. office, challenging the methodologies used and conclusions reached. If that appeal is not successful, Fibreboard will consider legal action through the court system. Fibreboard cannot predict whether any such efforts will be successful in increasing the ASQ.

    In January 1993, the USFS issued new interim rules governing the harvest of federal timber in California to protect the habitat of the California spotted owl. While the owl has not been declared "endangered" or "threatened" under the Endangered Species Act, the new rules impose logging restrictions for two years while further study of the owl's status is undertaken. The new rules generally prohibit logging trees larger than 30 inches in diameter under any USFS timber contract awarded after March 1, 1993, and impose certain other restrictions.
    Fibreboard joined an appeal of these new rules, asserting there was no existing scientific evidence indicating the California spotted owl is in danger and that the new rules were an overly restrictive reaction to protectionist pressures. This appeal was rejected by the USFS. The affected companies have initiated litigation challenging this decision. Fibreboard cannot predict whether there will be any ability to lessen the potential impact of these new rules.
    Because of the issues discussed above, the USFS has set the tentative total harvest from the Stanislaus National Forest for fiscal 1994 at 46 million board feet. Of this total, nearly 40% is expected to be devoted to biomass and firewood programs, which yield few, if any, commercial sawlogs. Of the remaining sales volume, nearly 80% will be set aside for the small business program, as recent years small business offerings have not reached target levels. Fibreboard believes the harvest quantities from neighboring national forests will be reduced as well.
    Fibreboard expects that future costs of timber harvested from USFS lands will increase as competition for available timber mounts. While history is not necessarily indicative of the future, prices for Fibreboard's lumber products increased during 1993, apparently in response to supply constraint concerns as demand was less than robust. Fibreboard believes continued supply constraints will enhance the value of its fee-owned timber, even though production decreases may be necessitated.
    In response to these supply issues, during 1993 Fibreboard aggressively pursued alternative sources of timber supply. Examples include securing quantities of cottonwood logs from the Pacific Northwest for the plywood mill, cutting logs imported from New Zealand and Chile and securing cutting rights to 4,800 acres of privately owned timberland in northern New Mexico. Fibreboard expects to continue seeking alternative sources of timber supply in the future. In addition, due to the high prices available to private timberland owners, the amount of timber acquired from private parties increased dramatically during 1993. Fibreboard anticipates the footage available from private parties will continue at high levels during 1994.
    While Fibreboard believes it has adequate timber available to meet its needs for 1994 and well into 1995, it currently is unable to determine the ultimate outcome of these timber supply issues. In the event there is inadequate timber to support all existing manufacturing operations of Fibreboard and its competitors, some facilities (potentially including Fibreboard operations) may be forced to curtail operations or close. Fibreboard will evaluate the need for such actions based on the quantity and characteristics of available timber and existing market conditions for its products at the time such decisions are required.
    Fibreboard's remanufacturing operations purchase primarily industrial grade pine lumber for value-added processing. Fibreboard sawmills supply more than 50% of these annual lumber requirements with the remainder purchased on the open market. Fibreboard has not experienced any difficulties in procuring adequate raw materials for these facilities, although a timber supply shortage could result in lower volumes of industrial lumber available and/or higher prices.

ENVIRONMENTAL POLICY

    Fibreboard endeavors to adhere to sound environmental practices in both management of its forest lands and facility operations. Fibreboard believes it has been an industry leader in environmentally sound timber management. Fibreboard timberlands are composed of multiple-aged stands. Fibreboard makes optimal use of all fiber by (a) maximizing productivity by directing logs to the conversion facility that can most efficiently and profitably convert those logs to products and (b) processing waste materials formerly discarded in landfills to lower costs and to generate additional sales.

BUYERS

    Markets for Fibreboard's wood products are price sensitive. However, industry pricing is supported by the general shortage of timber available for harvest in California and the western states. Adverse effects of competing in price sensitive markets are minimized by Fibreboard's integrated operations and proximity to its primary markets.

FACILITIES

                                     LUMBER

                                                                      NORMAL ANNUAL
                                                                       PRODUCTION
                                                                        CAPACITY
                                                                     (THOUSAND BOARD
PLANT LOCATION                                                            FEET)         PRODUCTION SCHEDULE
- ------------------------------------------------------------------  -----------------  ---------------------
Standard, CA......................................................         80,000      2 shifts-5 days/week
Chinese Camp, CA..................................................         70,000      2 shifts-5 days/week
                                                                          -------
    TOTAL.........................................................        150,000

                                REMANUFACTURING

                                                                      NORMAL ANNUAL
                                                                       PRODUCTION
                                                                        CAPACITY
                                                                     (THOUSAND BOARD
PLANT LOCATION                                                            FEET)         PRODUCTION SCHEDULE
- ------------------------------------------------------------------  -----------------  ---------------------
Fresno, CA* (box & some millwork).................................         12,000      2 shifts-5 days/week
Red Bluff, CA (millwork)..........................................         40,000      2 shifts-5 days/week
                                                                          -------
    TOTAL.........................................................         52,000

                                HARDWOOD PLYWOOD

                                                                      NORMAL ANNUAL
                                                                       PRODUCTION
                                                                        CAPACITY
                                                                     (THOUSAND BOARD
PLANT LOCATION                                                            FEET)         PRODUCTION SCHEDULE
- ------------------------------------------------------------------  -----------------  ---------------------
Standard, CA......................................................        120,000      3 shifts-5 days/week
Fresno, CA........................................................         14,000      2 shifts-5 days/week
                                                                          -------
    TOTAL.........................................................        134,000

                                OTHER OPERATIONS

PLANT LOCATION                                                      KEY PRODUCTS
- ------------------------------------------------------------------  -------------------------------------------
Fresno, CA*.......................................................  Paper-on-wood veneer wraps
Keystone, CA......................................................  Decorative bark

*THESE FACILITIES WERE SOLD IN EARLY 1994.

CAPITAL SPENDING

    In recent years, Fibreboard has maintained a capital spending program at each of its wood products facilities to lower manufacturing costs. Through capital improvements, including significant enhancements to the Chinese Camp, Standard Plywood and Red Bluff facilities, Fibreboard has enhanced the value of its core business. Management anticipates wood products capital expenditures should range from $2 to $3 million annually.

SEASONALITY

    The wood products business is somewhat seasonal and usually experiences increased levels of demand during the warm weather construction season. In addition, wood products are significantly affected by economic cycles.

OPERATING RESULTS--WOOD PRODUCTS GROUP

                                                                    HISTORICAL PERFORMANCE
                                                                        (000'S OMITTED)
                                                                  1993       1992       1991
- -----------------------------------------------------------------------------------------------
Sales.........................................................  $ 190,494  $ 169,655  $ 165,101
Operating Income:
  Operations..................................................     18,468     17,321     11,450
  Unusual items (1)...........................................         --         --     (7,896)
                                                                -------------------------------
Pre-tax Operating Income (1)..................................     18,468     17,321      3,554

(1) INCLUDES UNUSUAL INCOME/(EXPENSE) CONSISTING PRIMARILY OF PLANT SALES AND RESTRUCTURING CHARGES.

INDUSTRIAL INSULATION PRODUCTS GROUP (PABCO)

PRODUCTS

    Pabco produces molded industrial insulation, fireproofing board and metal jacketing. Molded industrial insulation (calcium silicate--"CalSil") is produced in a variety of standard sizes and configurations for use in industrial construction and maintenance, primarily for high temperature piping and boiler applications. The panel industrial fireproofing board (Super Firetemp-TM-, also a form of calcium silicate insulation) can be used in industrial and commercial applications such as protecting columns, flues, cable trays, tanks, bulkheads, etc.
    Super Firetemp competes with a number of generic fireproofing products. Super Firetemp retains its shape, size and strength under continuous service at temperatures in excess of 2,000(0) F. and may be re-used after exposure to extreme temperatures. Super Firetemp is exceptionally easy to cut and handle, and can be applied directly to the surface it is protecting, unlike competing products which require clearance space. Consequently, Super Firetemp's durability, space efficiency and ease of application may provide greater cost savings to users than competing products.
    Pabco also manufactures metal jacketing and metal elbows used to cover and protect molded insulation products after installation.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

    Fibreboard believes there are four significant producers of molded calcium silicate industrial insulation used in the United States. Pabco is the largest producer of this specialized product category which directly competes with fiberglass, mineral wool, foam glass and ceramic fibers in the industrial insulation market. Pabco's CalSil production facilities are the largest, single product plants in its segment of the domestic industrial insulation industry. Pabco's precision-molded, modular technology allows for more efficient operation at a wider range of volumes than can be achieved by major competitors. Pabco's key insulation and metal plants include operations in the Gulf States region where buyers and sales are currently concentrated. Pabco believes its products are preferred in construction projects where ease of installation is paramount since Pabco's product is more easily field fabricated. Each of Pabco's major competitors operates single-facility, older plants located in the midwest and eastern states. Fibreboard believes these may be higher-cost facilities, in areas of inherent labor cost disadvantages.
    Barriers to entry in CalSil production are significant due to capital requirements. However, in certain applications, other types of insulation may be substituted.

    Fibreboard believes that there are only three major domestic producers of metal elbows and jacketing material for insulation protection with each having a roughly equal share of the domestic market. The three producers have substantial excess capacity compared to market demand.
    Pabco is the only North American producer of calcium silicate-based industrial fireproofing board which it manufactures under an exclusive foreign license. However, competing foreign products have been sold in the United States with some success.
    The principal means of competition are price, quality and service.

SUPPLIERS

    The primary raw materials in calcium silicate insulation are diatomaceous earth and limestone. There are relatively few sources of supply of diatomaceous earth of a quality which Pabco considers acceptable for production of calcium silicate insulation. However, Pabco has entered into long term material supply contracts on favorable terms. The raw materials for the metal operations are aluminum, stainless steel, vinyl and paper materials. Pabco has not experienced any difficulties in obtaining adequate supplies and does not anticipate any such difficulties, although metal pricing has varied significantly over the last three years.

BUYERS

    A majority of Pabco's revenues are derived in the maintenance market. Primary customers include insulation contractors and distributors concentrated in the Gulf States region. Products are marketed by Pabco's sales force to insulation distributors and contractors. Although industrial insulation sales are price sensitive, Fibreboard believes Pabco's low-cost facilities, material and energy costs give Pabco a significant cost advantage over competitors.

FACILITIES

                          MOLDED INDUSTRIAL INSULATION

                                                                         NORMAL ANNUAL
                                                                           PRODUCTION
                                                                            CAPACITY
PLANT LOCATION                                                            (CUBIC FEET)     PRODUCTION SCHEDULE
- ----------------------------------------------------------------------  ----------------  ---------------------
Ruston, LA............................................................       2,300,000    3 shifts-7 days/week
Grand Junction, CO....................................................       2,300,000*   3 shifts-7 days/week
                                                                              --------
  TOTAL...............................................................       4,600,000
                                                                              --------
                                                                              --------

*FACILITY WAS OPERATED FOR ONLY THREE MONTHS DURING 1993 TO MATCH PRODUCTION WITH DEMAND.

                      PANEL INDUSTRIAL FIREPROOFING BOARD

                                                                         NORMAL ANNUAL
                                                                           PRODUCTION
                                                                            CAPACITY
PLANT LOCATION                                                              (POUNDS)       PRODUCTION SCHEDULE
- ----------------------------------------------------------------------  ----------------  ---------------------
Grand Junction, CO....................................................       7,500,000    3 shifts-7 days/week

                                METAL JACKETING

                                                                         NORMAL ANNUAL
                                                                           PRODUCTION
                                                                            CAPACITY
PLANT LOCATION                                                            (CUBIC FEET)     PRODUCTION SCHEDULE
- ----------------------------------------------------------------------  ----------------  ---------------------
Palestine, TX.........................................................        (1)          1 shift-5 days/week
Poca, WV..............................................................        (1)          1 shift-5 days/week
Huntington Beach, CA..................................................        (1)          1 shift-5 days/week

(1)   CAPACITY CANNOT BE EXPRESSED IN A STANDARD UNIT OF MEASURE.

CAPITAL SPENDING

    The industrial insulation group requires minimal capital expenditures, primarily for maintenance purposes, averaging less than $1 million per year. Fibreboard's management does not foresee any significant required capital expenditures, other than maintenance expenditures, for the foreseeable future.

SEASONALITY

    Industrial insulation products are impacted by petrochemical and general economic cycles affecting industrial capital expenditure programs. In general, sales activity is not significantly impacted by seasonality.

OPERATING RESULTS--INDUSTRIAL INSULATION PRODUCTS GROUP

                                                                                       HISTORICAL PERFORMANCE
                                                                                           (000'S OMITTED)
                                                                                     1993       1992       1991
- ------------------------------------------------------------------------------------------------------------------
Sales............................................................................  $  49,215  $  49,701  $  52,292
Operating Income:
  Operations.....................................................................      5,382      6,138      4,497
  Unusual items (1)..............................................................         --         --     (4,956)
                                                                                   -------------------------------
Pre-tax Operating Income (loss)..................................................      5,382      6,138       (459)

(1)   REPRESENTS RESTRUCTURING CHARGE.

RESORT OPERATIONS

FACILITIES

    Fibreboard is the owner, developer and operator of a 4,500 acre year-round destination resort near the north shore of Lake Tahoe, California. The resort, Northstar-at-Tahoe (Northstar), features extensive ski facilities located on an 8,600 foot mountain with a vertical ski trail drop of 2,200 feet. Facilities include eight chair lifts and a high-speed gondola plus a day lodge, various restaurants, shops, entertainment and group conference facilities. Summer facilities include riding stables, mountain bike and hiking trails, an 18-hole golf course, tennis courts, a swimming pool and other recreational amenities.
    Northstar includes 598 building lots and 654 condominium units, all of which have been sold. Participating owners may offer homes or condominiums for rental through Northstar's rental management program. Northstar has significant additional land which is suitable for real estate development. Northstar is currently pursuing approvals for a new subdivision consisting of 158 single family home sites. Northstar anticipates the average sales price of these lots, once developed, will be $125,000 to $160,000 each. Northstar intends to begin offering lots for sale on a phased basis over seven years, beginning in 1995.
    During 1993, Fibreboard purchased the assets of Sierra Ski Ranch, a day ski area located near the south shore of Lake Tahoe in California. The ski area, renamed Sierra-at-Tahoe (Sierra), features 44 ski trails located on an 8,900 foot mountain with a vertical drop of 2,200 feet. Facilities include nine chairlifts, three restaurants and retail and ski rental shops.
    Sierra is a day use only area, and has no lodging facilities. Lodging is available in South Lake Tahoe, 14 miles away.

MARKETS

    Northstar and Sierra are marketed through a variety of public media, including magazines, newspapers, radio, television and outdoor advertising, as well as through direct convention sales and contacts with business and trade groups.
    Northstar is located approximately 200 highway miles east of San Francisco and approximately 40 miles west of Reno, Nevada, while Sierra is located approximately 190 highway miles east of San Francisco. The primary market area is the state of California. Fibreboard estimates that approximately 60% of Northstar's skiers are from northern California and 18% from southern California compared to Sierra where an estimated 90% of skiers are from northern California. Fibreboard believes Northstar's location, ease of access, quality of facilities, service, amenities and image appeal directly to the family and high income skier segments of its market while Sierra appeals primarily to the value-conscious day skier.

MARKET POSITION AND COMPETITION

    Northstar is one of the better known year-round destination resorts in the Lake Tahoe vicinity. Northstar competes directly with other ski resorts in the area as well as with major ski and year-round destination resorts throughout the western United States. Sierra's competition is primarily limited to ski areas located in the central Sierra Nevada Mountain, although it does attract some destination skiers from the South Lake Tahoe area.

CAPITAL SPENDING

    Over the past several years, Northstar has made substantial capital expenditures to improve efficiency and competitiveness. Major projects included detachable high speed chairlifts, a six passenger gondola, additional snowmaking and a new mountaintop restaurant. Northstar has expanded its snowmaking capability to reduce vulnerability to weather patterns and add stability to the revenue stream. Snowmaking also improves the attractiveness of the ski mountain to a broader as well as more experienced range of skiers. Fibreboard anticipates that annual resort operations capital expenditures, primarily for annual maintenance and additional resort amenities, will approximate $3 million.

SEASONALITY

    Operations are highly seasonal with more than 75% of revenues realized during the ski season from late November through early-April. The length of the ski season and the profitability of operations are significantly affected by weather. Although Northstar has snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially reduce revenues. Sierra lacks significant snowmaking capability but generally benefits from higher annual snowfall than Northstar. Depending on the weather and other factors, annual skier visits have varied from 240,000 to 420,000 at Northstar and 130,000 to 330,000 at Sierra over the last decade.

OPERATING RESULTS--RESORT OPERATIONS

                                                                       HISTORICAL PERFORMANCE
                                                                           (000'S OMITTED)
                                                                     1993       1992       1991
- --------------------------------------------------------------------------------------------------
Sales............................................................  $  25,501  $  20,361  $  16,663
Pre-tax Operating Income*........................................      2,325      1,648        144

*INCLUDES NEGATIVE IMPACT OF 1993 MID-YEAR ACQUISITION OF SIERRA WHICH HAD ANTICIPATED EXPENSES IN EXCESS OF REVENUES OF APPROXIMATELY $1 MILLION.

DISCONTINUED OPERATIONS

    During 1991, Fibreboard closed its Roxboro, North Carolina facility which manufactured a substitute lumber product. The plant had operated in start-up since early 1989 and could not reach production levels or efficiencies necessary to continue operations. This facility was sold during 1993. Additional information concerning discontinued operations can be found in Note 14 of Fibreboard's consolidated financial statements, "Discontinued Operations," on page 39.

ENVIRONMENTAL MATTERS

    All of Fibreboard's production facilities are subject to regulation by federal and state environmental agencies. Fibreboard believes its facilities substantially meet applicable environmental requirements in all material respects. Although compliance with environmental requirements is currently not materially burdensome, given the uncertainties associated with environmental matters generally, and with changing laws and regulations in particular, there can be no assurance that continued compliance will not be materially burdensome in the future.
    Information concerning Fibreboard's involvement in landfill clean-ups is incorporated herein by reference to Note 17 of Fibreboard's consolidated financial statements, "Other Litigation and Contingencies," on page 48.

ITEM 3.  LEGAL PROCEEDINGS
ASBESTOS-RELATED PERSONAL INJURY CLAIMS

    At December 31, 1993, Fibreboard was a defendant in approximately 57,800 personal injury claims. Approximately 14,600 of these claims were filed on or after August 27, 1993 and will be covered by the Global Settlement discussed below, if approved. Additional claims are anticipated in the future. These claims typically allege injury or death from asbestos exposure. Fibreboard is typically only one of several defendants. These claims seek compensatory, and in many cases, punitive damages in varying amounts depending on injury severity. Claims are pending in federal and state courts throughout the United States.
    During 1993 Fibreboard reached settlement agreements (the Global Settlement and Insurance Settlement) with its insurers and plaintiff representatives which, if approved by the courts, should resolve Fibreboard's existing and future asbestos-related personal injury liabilities within insurance resources and existing corporate reserves. These settlements require court approval (Gerald Ahearn, James Dennis and Charles W. Jeep, on Behalf of Themselves and Others Similarly Situated, Plaintiffs, v. Fibreboard Corporation, Defendant, Continental Casualty Company and Pacific Indemnity Company, Intervenors, Civil Action No. 6:93cv526, U.S. District Court for the Eastern District of Texas, Tyler Division).
    Additional information concerning personal injury claims can be found in
Note 16 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 40.

ASBESTOS-IN-BUILDINGS CLAIMS

    At December 31, 1993, Fibreboard was a defendant in 21 asbestos-in-buildings claims pending in federal and state courts throughout the United States. Fibreboard is typically only one of several defendants. These claims involve many thousands of buildings and seek hundreds of millions of dollars in compensatory damages for expenses incurred for locating, testing and monitoring or removing asbestos-containing materials. Many claims also seek punitive damages.
    Additional information concerning Fibreboard's asbestos-in-buildings claims can be found in Note 16 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 40.

INSURANCE COVERAGE FOR PERSONAL INJURY CLAIMS

    Fibreboard is litigating with two insurers, Continental Casualty Company and Pacific Indemnity Company, to determine the amount of insurance available to Fibreboard under policies issued by these companies (In Re Asbestos Insurance Coverage Cases, Judicial Council Coordination Proceeding No. 107). The litigation has been completed at the trial court level, with judgments favoring Fibreboard on all issues. These judgments were appealed to the California Court of Appeal by the insurers. In November 1993, the Court of Appeal issued its ruling on the trigger and scope of coverage issues which upheld the favorable trial court judgments in these areas, except the court held the period for coverage would begin at the time of exposure to Fibreboard's asbestos products rather than at the time of exposure to any company's asbestos product, with the presumption that those periods are the same. The insurers have filed petitions for review with the California Supreme Court, which has granted review but not yet scheduled any further activity.
    At the request of Fibreboard, Continental and Pacific Indemnity, the Court of Appeal withheld its ruling on certain issues which were unique between Fibreboard and its insurers while the parties seek approval of the Global and Insurance Settlements.
    If the Global and/or Insurance Settlements are ultimately approved, Fibreboard and its insurers will seek to dismiss the insurance coverage litigation.
    Further information concerning this litigation can be found in Note 16 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 40.

INSURANCE COVERAGE FOR ASBESTOS-IN-BUILDINGS CLAIMS

    Fibreboard believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for the asbestos-in-buildings claims aggregate approximately $420 million, which is in addition to the bodily injury insurance coverage and does not include additional policies which contain no aggregate limit. A portion of this coverage was confirmed through settlements with certain insurers during 1993. As the remaining insurers dispute coverage, Fibreboard is pursuing an insurance coverage suit (Fibreboard vs. Continental Casualty, et al; Superior Court of the State of California for the City and County of San Francisco). Trial in this action has been continued. During the continuance, Fibreboard and its insurers are attempting to settle their disputes.
    Additional information concerning this litigation can be found in Note 16 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 40.

OTHER LITIGATION

    Fibreboard has been named as a potentially responsible party in two California landfill clean ups, the Operating Industries Inc. site in Monterey Park and the GBF landfill in Pittsburg and has been named as a defendant in a private lawsuit related to the Acme landfill in Martinez, CA. Additional information concerning Fibreboard's involvement can be found in Note 17 to Fibreboard's consolidated financial statements, "Other Litigation and Contingencies," on page 48.
    In March 1994, two purported class action lawsuits were filed in Delaware Chancery Court naming the Company and its directors as defendants (Sonem Partners Ltd., et al. v. Roach, et al., Civil Action No. 13411; Vogel v. Roach, et al., Civil Action No. 13421). Both lawsuits allege substantially similar causes of actions for breach of fiduciary duty relating to the recent amendment of Fibreboard's stockholder rights plan and Fibreboard's rejection of a March 1994 unsolicited proposal from Carl Pohlad of a merger with or an acquisition of Fibreboard. Both lawsuits seek injunctive relief and unspecified monetary damages. Fibreboard believes the purported class action suits are without merit and intends to defend them vigorously.
    Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to executive officers of Fibreboard follows:

- ----------------------------------------------------------------------------------
Name                  Age                           Position
- ----------------------------------------------------------------------------------
John D. Roach         50      Chairman, President and Chief Executive Officer
James P. Donohue      53      Senior Vice President, Finance and Administration
                               and Chief Financial Officer
Michael R.            40      Senior Vice President, General Counsel and Secretary
Douglas
James D. Costello     50      Vice President, Wood Products Operations
Stephen L.            53      Vice President, Corporate Relations
DeMaria
Herbert M.            55      Vice President, Industrial Insulation Products
Elliott
William A. Jensen     41      Vice President, Resort Operations
Garold E. Swan        41      Vice President and Controller

    Officers serve at the discretion of the board of directors.
    Mr. Roach was elected Chairman, President and Chief Executive Officer of Fibreboard on July 2, 1991. Prior to his election, Mr. Roach was Executive Vice President of Manville Corporation, where he served as President of its Mining and Minerals Group and President of Celite Corporation, a wholly-owned Manville subsidiary. In addition, Mr. Roach served as President of Manville Sales Corporation and the Fiberglass and Specialty Products Groups from 1988 to 1989, and as Chief Financial Officer of Manville Corporation from 1987 to 1988. Prior to Manville, Mr. Roach was a strategy consultant and Vice Chairman of Braxton Associates; Vice President and Managing Director of the Strategic Management Practice for Booz, Allen, Hamilton; and Vice President and Director of The Boston Consulting Group. Previous experience at Northrop Corporation included Director of Strategic Planning, economic analysis, accounting, management information systems and co-manager of a venture capital subsidiary. Mr. Roach is a director of Magma Power Company.
    Mr. Donohue was elected Senior Vice President, Finance and Administration and Chief Financial Officer in October 1991. Prior to joining Fibreboard, he was an Executive Vice President of Continental Bank in Chicago where he held a wide variety of senior management positions during his 25 years with the bank.
    Mr. Douglas became General Counsel to Fibreboard in September 1987 and was elected Secretary in November 1990. He was named a Vice President in August 1991 and Senior Vice President in October 1993. From March 1986 to September 1987 he was employed by the Asbestos Claims Facility, of which Fibreboard was a member, as Senior Legal Counsel and then as Director of Law--West Coast Region. From 1982 to 1986 he was an attorney in the asbestos litigation group of Jim Walter Corporation.
    Mr. Costello has been Vice President, Wood Products Operations since December 1988. He previously was employed by Snider Lumber Products Co., Inc. from December 1983 until December 1988. Prior to December 1983, he was employed by Fibreboard for 14 years. Mr. Costello rejoined Fibreboard with the acquisition of Snider in October 1988, at which time he was president of Snider. Mr. Costello is First Vice Chairman of Western Wood Products Association, an industry group.

    Mr. DeMaria joined Fibreboard in May 1989 as Director--Corporate Communications and Investor Relations and was elected Vice President, Corporate Relations in August 1991. Prior to joining Fibreboard, he was Executive Vice President of the California Forest Protective Association, an industry trade association representing the interests of industrial timberland owners before the California legislature and regulatory agencies.
    Mr. Elliott was appointed General Manager of Pabco in October 1991 and was elected Vice President, Industrial Insulation Products in February 1992. Prior to joining Fibreboard, Mr. Elliott was a partner in Management Resource Partners, a professional management firm advising corporations on financial and operating matters and functioned as CEO, CFO or a director of companies with sales from $5-$50 million. Mr. Elliott has been CFO of Consolidated Fibers and Itel Corporation, Vice President Corporate Development of Alexander and Baldwin and a consultant for A.T. Kearney.
    Mr. Jensen joined Fibreboard in October 1991 as General Manager of Northstar-at-Tahoe and was elected Vice President in June 1993. From 1989 to 1992, Mr Jensen was Vice President of Marketing and Sales for Sunday River Ski Resort in Bethel, Maine. From 1986 to 1989, Mr Jensen was Vice President, Tracked Vehicles for Kassbohrer of North America, a manufacturer of ski resort snow grooming vehicles and equipment.
    Mr. Swan has been Controller of Fibreboard since October 1988, and was elected a Vice President in October, 1991. He previously was an Audit and Financial Consulting Manager in the Portland, Oregon office of Arthur Andersen & Co.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of March 21, 1994, there were 12,373 holders of record of Fibreboard common stock. Fibreboard's common stock is traded on the American Stock Exchange under the symbol FBD. Information with respect to the quarterly high and low market sales prices for Fibreboard's common stock for 1993 and 1992, based upon sales transactions reported by the American Stock Exchange, is provided below.

                    Market Prices of Fibreboard Common Stock

                                                                                              1993                  1992
                                                                                       ------------------    ------------------
                                                                                        HIGH        LOW       HIGH        LOW
                                                                                       -------    -------    -------    -------
FOR THE QUARTERS ENDED
- -----------------
March 31..............................................................................  12          6 7/8      4 5/8      2 1/8
June 30...............................................................................  14 1/4     10          9 1/2      4 1/8
September 30..........................................................................  26 7/8     11 1/2      9 3/8      5 1/8
December 31...........................................................................  35 5/8     21 1/8      7 7/8      5 1/8

    The closing price of Fibreboard's common stock on March 21, 1994 was $38 7/8.
    Since its spin-off from Louisiana-Pacific Corporation on June 6, 1988, Fibreboard has not paid cash dividends. Fibreboard's Structured Settlement Program contains restrictions on the amount of dividends or distributions to shareholders. At December 31, 1993, no amounts were available for the payment of dividends or other distributions.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   --------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31
                                                   --------------------------------------------------------------
                                                       1993          1992         1991        1990        1989
                                                           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
Net sales........................................  $    265,210  $    239,717  $  234,056  $  244,609  $  218,069
Income (loss) from continuing operations (1).....        11,713         9,432     (29,288)      3,269       3,771
Income (loss) from continuing operations per
 share (fully diluted) (1).......................          2.62          2.30       (7.33)        .84         .97
Operating assets.................................       261,359       223,590     226,205     281,939     258,579
Asbestos-related assets..........................       969,136       826,582     363,015      67,660      36,686
Total assets.....................................     1,230,495     1,050,172     589,220     349,599     295,265
Long-term debt (2)...............................        23,539        13,306      17,508      27,914      27,729

- ------------------------
(1) INCLUDES PRE-TAX $3,762 GAIN ON SURPLUS REAL ESTATE SALES AND REDUCED DEPRECIATION EXPENSE OF $1,437 REFLECTING ADJUSTMENT OF ASSET LIVES DURING 1993; PRE-TAX $2,353 PENSION GAIN AND $2,998 GAIN ON SURPLUS REAL ESTATE SALES IN 1992; CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE OF $(1,954), NET OF TAX IN 1991; PRE-TAX UNUSUAL ITEMS OF $(13,912) IN 1991, $9,816 IN 1990 AND $31,340 IN 1989; AND ASBESTOS-RELATED COSTS OF $20,000 IN 1991 AND $28,333 IN 1989. SEE NOTES TO FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION CONCERNING THESE ITEMS.
(2) DOES NOT INCLUDE AMOUNTS FOR ASBESTOS CLAIMS SETTLEMENTS UNDER FIBREBOARD'S STRUCTURED SETTLEMENT PROGRAM OR INSURANCE ASSIGNMENT PROGRAM. SEE NOTE 16 TO THE FINANCIAL STATEMENTS, "ASBESTOS-RELATED LITIGATION," ON PAGE 40 FOR ADDITIONAL INFORMATION. ALSO DOES NOT INCLUDE ASBESTOS-RELATED LONG TERM DEBT OF $21,361 IN 1993, $20,572 IN 1992 AND $19,726 IN 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1993 VS. 1992

    Net sales increased 11%, reflecting increased wood products sales and resort operations revenues while sales of industrial insulation products were flat. Income from continuing operations was $11.7 million compared to $9.4 million in 1992. Operating profit increased in wood products and resort operations, but declined slightly in insulation products.

WOOD PRODUCTS

    Wood products sales increased 12%, due principally to increased selling prices in all three major product lines while shipment volumes declined in lumber and plywood. Mill closures and manufacturing operations consolidations accounted for the majority of the lumber volume decline while softer demand impacted plywood shipments. Selling prices for many products reached record highs during the second quarter, before falling during the third quarter. Prices strengthened during the fourth quarter and have steadied during the first quarter of 1994.
    Wood products operating income increased from $17.3 million to $18.5 million. This improvement was due to price increases and manufacturing improvements offset by increased log costs and volume decreases. Price increases during the year were largely in response to timber and finished product shortage concerns, as timber supply continued to be more restricted and additional industry production capacity reductions were made during the year.
    Fibreboard believes it has adequate raw material on hand or under contract to operate its primary converting facilities at scheduled production levels through 1994 and into 1995. At year end 1993, Fibreboard had record log inventories which represent nearly 70% of anticipated log needs for 1994. However, these inventories were acquired when prices were relatively high. While Fibreboard expects solid operating performance during 1994, the higher costs of these inventories could keep margins from equaling the record levels attained in 1993.

    Future timber supply remains a strategic concern. Competition for the reduced timber available from the USFS has resulted in higher prices for those contracts where Fibreboard has been the successful bidder. Harvest rules announced in early 1993 for USFS timber in California, designed to provide protection to the California spotted owl for two years while further study is performed, are likely to further reduce the quantity of timber available for harvest. Fibreboard has responded to these concerns by pursuing non-traditional sources of raw materials. Examples include imported logs from New Zealand and Chile, cottonwood peeler logs from the Pacific Northwest and the acquisition of timber cutting rights on 4,800 acres in northern New Mexico. Fibreboard expects to continue pursuing alternative timber sources in the future, as well as evaluating various operating configurations available to respond most profitably to raw material constraints.
    In the past, timber supply concerns have resulted in increased sales prices for Fibreboard's wood products. While there can be no assurance, Fibreboard believes sales prices for its products will continue to increase should timber supply be further constrained. Continuing supply constraints should also enhance the value of Fibreboard's fee-owned timberlands.

INDUSTRIAL INSULATION PRODUCTS

    Industrial insulation products sales were nearly unchanged between years. A lack of significant construction and maintenance activity in the petrochemical and power generation industries was offset by a modest increase in export sales activity. This low demand level is expected to continue into 1994.
    Operating income decreased to $5.4 million from $6.1 million in 1992. The decrease was caused by reduced average sales prices for molded insulation products, which were partially offset by continuing manufacturing improvements and tighter margins on sales of metal products.

RESORT OPERATIONS

    Resort revenues increased from $20.4 million to $25.5 million on a 16% increase in skier visits. The increase in skier visits was a result of improved snowfall in the Sierra during the first quarter of 1993 compared to 1992. Northstar set records during 1993 in a number of areas, including skier days, meals served and lodging room nights.
    Operating income improved from $1.6 million to $2.3 million. This increase understates the significant improvements achieved at Northstar-at-Tahoe during the year, as the business unit operating income includes anticipated start-up and operating expenses at Sierra since its acquisition at the beginning of the second quarter in excess of revenues of approximately $1 million. Sierra is expected to contribute operating profits in future years. The Northstar improvement was due to the increase in skier visits, lower snowmaking costs due to increased snowfall, aggressive marketing and cost controls. Fibreboard believes Northstar's marketing campaign has resulted in increased market share among North Lake Tahoe ski resorts.

GENERAL CORPORATE EXPENSES

    Unallocated costs declined from $11.9 million to $8.3 million, reflecting improvements resulting from the organizational restructuring completed during 1992 and reversal of certain contingency accruals no longer considered necessary, offset by higher incentive compensation tied to stock performance. In addition, 1992 costs include $1.0 million to increase the reserve for future landfill cleanup costs.

ASBESTOS-RELATED COSTS

    The 1993 and 1992 results of operations do not include any asbestos-related costs. During 1993, $1.8 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years.
    As more fully discussed in Note 16 to the consolidated financial statements, at December 31, 1991, Fibreboard estimated its potential liability for asbestos-related personal injury claims to be received through the end of the decade at $1,610 million and that it would ultimately receive insurance proceeds of $1,584 million related to those claims. Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed elsewhere, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade, and no additional events have transpired which indicate these estimates should be changed. Consequently, no adjustment has been made to the estimated liability for personal injury claims through the end of the decade or anticipated insurance proceeds. Fibreboard will periodically evaluate its estimates and make adjustments as circumstances and future developments dictate.

OTHER ITEMS

    Interest expense declined from $4.2 million to $3.6 million, due to lower rates on variable rate debt and lower aggregate borrowings.
    Interest and other income decreased from $7.7 million to $5.6 million. Other income included $2.4 million in 1992 resulting from the freezing of a defined benefit pension plan and gains from the sales of surplus real estate of $3.0 million in 1992 and $3.8 million in 1993. Interest income declined as lower amounts were available for investment at lower rates than in prior years.
    On July 1, 1993, Fibreboard adjusted the depreciable lives of its assets to more closely approximate their economic useful lives, resulting in a reduction of depreciation expense of $1.4 million during 1993. This expense reduction is included in the segment results discussed above.
    Fibreboard's effective tax rate was 41% in 1993 and 44% in 1992. Fibreboard adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) on January 1, 1993. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and requires the recognition of the tax impact of certain items for which no income tax impact would have been provided in the past. Fibreboard recorded no adjustment of its tax accounts as a result of adopting SFAS 109.

LIQUIDITY AND CAPITAL RESOURCES
    During 1993, Fibreboard generated cash flows from operations before working capital changes of $23.3 million, compared to $24.1 million in 1992. Non-cash working capital increased $30.6 million in 1993 versus $7.3 million in 1992, reflecting a significant buildup in inventories, primarily logs. Fibreboard believes it will continue to generate substantial cash flows from operations in the future, including the effect of a significant reduction of inventories during 1994.
    Fibreboard has a $40 million operating line of credit that can be used to support its operating cash needs and which expires in August 1994. Borrowings are limited to specified percentages of pledged eligible receivables and inventories. At December 31, 1993, borrowings were $17.7 million and $16.6 million remained available. Borrowings are limited in purpose to support business operations, prosecute the insurance coverage litigation and pay in-house asbestos claims management costs, but may not be used to pay defense or indemnity costs of asbestos-related claims. In addition, Fibreboard's resort operations have two revolving credit facilities, a $5 million operating credit line which expires May 31, 1995 and a $10 million reducing revolving line which expires May 31, 1998 and under which maximum availability is reduced by $1.4 million in April of each year. Fibreboard believes these facilities, combined with cash generated from on-going operations, will be adequate to fund existing operating cash needs.
    In anticipation of the expiration of its $40 million operating line of credit, Fibreboard has initiated discussions with a number of banks regarding a replacement facility. Fibreboard believes it will be able to secure a replacement facility which will have higher aggregate availability and lower borrowing costs. Fibreboard expects to finalize such a facility prior to the expiration of its current facility.

    In addition to working capital needs, Fibreboard anticipates primarily discretionary capital expenditures of approximately $6 million to $7 million during 1994. The planned capital expenditures are primarily for replacements and improvements of machinery and equipment and additional ski area amenities. Capital expenditures will be funded from operating cash flow and borrowings under Fibreboard's credit facilities as needed.
    Fibreboard has scheduled principal reductions of long-term debt due in 1994 of $4.8 million. Of this amount, Fibreboard will receive $1.0 million from notes receivable which have interest and payment terms identical to a like amount of Fibreboard's revenue bonds.
    In addition to cash needs related to continuing operations, Fibreboard must fund its on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At December 31, 1993, Fibreboard had $0.8 million in cash on hand restricted for asbestos-related uses.
    Fibreboard and Continental have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements discussed below, or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under prior settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.
    During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Final court approval of these agreements is required. Fibreboard believes trial court approval could occur during 1994, but if appealed, it may be 1995 or later before final court approval could be obtained.
    If both the Global and Insurance Settlement Agreements are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. If the Insurance Settlement is approved but the Global Settlement is not approved, the insurers will provide Fibreboard with up to $2 billion to resolve claims pending as of August 27, 1993 and all future claims, and will pay claims settled but not yet paid as of August 27, 1993.
    In November 1993, the California Court of Appeal issued its rulings on the trigger and scope of coverage issues before it, confirming the trial court judgments, except the court held the period for coverage would begin at the time of exposure to Fibreboard's asbestos products rather than at the time of exposure to any company's asbestos product, with the presumption that those periods are the same. The court withheld ruling on the unique issues between Fibreboard and its insurers at the request of the parties. The insurers have filed petitions for review of the Court of Appeal rulings with the California Supreme Court, which has granted review, but not yet scheduled any further activity. In the event the Global and/or Insurance Settlements are approved by the court, Fibreboard and its insurers will seek to dismiss their insurance coverage disputes.
    Fibreboard believes it is probable its insurance coverage for personal injury claims will ultimately be confirmed on appeal or the settlements discussed above will be approved by the court. However, if neither the Global Settlement nor Insurance Settlement is approved and if the trial court decisions in the insurance coverage litigation are subsequently overturned or substantially modified on appeal, Fibreboard would not have adequate resources to fund its asbestos personal injury liabilities.

1992 VS. 1991

    Net sales increased 2%, primarily from increased wood products sales as increased resort operations revenues were nearly offset by a decline in industrial insulation products sales. Income from continuing operations was $9.4 million compared to a loss of $29.3 million in 1991. Operating profit increased in each of the business segments. Further, there were no unusual charges in 1992, whereas unusual items and asbestos-related pre-tax charges of $33.9 million were recorded in 1991.

WOOD PRODUCTS

    Wood products sales increased 3%, due principally to increased selling prices for lumber and millwork products, countered by reduced shipments of all products except hardwood plywood. Mill closures and manufactur-ing operations consolidations accounted for the majority of the volume declines. Selling prices for many products reached record highs during the second quarter, before falling during the third quarter. Prices strengthened during the fourth quarter.
    Wood products operating income increased from $11.5 million to $17.3 million. This improvement was due to price increases and manufacturing improvements resulting from an operational restructuring begun in 1991 and completed in 1992. Price increases during the year were largely in response to timber shortage concerns, as demand was less than robust. Raw material costs increased during the second half of 1992 following finished product price increases, and were further increased by competitive pressures caused by timber supply concerns.

INDUSTRIAL INSULATION PRODUCTS

    Industrial insulation products sales declined 5% from 1991 levels, primarily due to reduced shipment volumes and slightly lower sales prices for molded insulation products. Reduced sales activity reflects a lack of significant construction and maintenance activity in the petrochemical and power generation industries.
    Despite reduced sales, operating income increased to $6.1 million from $4.5 million in 1991. This improvement reflects operating efficiencies gained in the molded insulation operations, tight cost controls in the metals operations and production improvements in the manufacture of industrial fireproofing board.

RESORT OPERATIONS

    Resort revenues increased from $16.7 million to $20.4 million on a 22% increase in skier visits. The increase in skier visits was a result of improved snowfall in the Sierra during the first quarter of 1992 compared to 1991. In addition, a new record for golf rounds was set during the summer.
    Operating income improved from $0.1 million to $1.6 million. The improvement was due to the increase in skier visits and summer activity, aggressive marketing and cost controls.

GENERAL CORPORATE EXPENSES

    Unallocated costs declined from $12.2 million to $11.9 million. However, on a comparative basis, the reduction was more significant as 1992 costs include $1.0 million to increase the reserve for future landfill cleanup costs and increased incentive compensation costs of $1.7 million when compared to 1991.

ASBESTOS-RELATED COSTS

    During 1992, $4.7 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years. The 1992 results of operations do not include any amounts for asbestos-related costs.
    As more fully discussed in Note 16 to the consolidated financial statements, at December 31, 1991, Fibreboard estimated its potential liability for asbestos-related personal injury claims to be received through the end of the decade at $1,610 million and that it would ultimately receive insurance proceeds of

$1,584 million related to those claims. As a result, a $20 million increase in an existing reserve for unreimbursed asbestos costs was recorded. During 1992, no events transpired which indicated these estimates should be changed. Consequently, no adjustment was made to the estimated liability for personal injury claims through the end of the decade or anticipated insurance proceeds.

OTHER ITEMS

    Interest expense declined from $5.3 million to $4.2 million, due to lower rates on variable rate debt and lower aggregate borrowings.
    Interest and other income increased from $3.2 million to $7.7 million. Other income included $2.4 million resulting from the freezing of a defined benefit pension plan and $3.0 million of gain from the sales of surplus real estate. Interest income declined as lower amounts were available for investment at lower rates than in prior years.
    Fibreboard's effective tax rate for continuing operations was 44% in 1992 and 15% in 1991. The low effective tax rate in 1991 was due to the non-deductible nature of a sizeable portion of the restructuring charges recorded during the year as well as resolution of a tax dispute with Fibreboard's former parent.

IMPACT OF INFLATION

    Inflation has not had any significant impact on Fibreboard's operations during the three years ended December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                              PAGE
- ----------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income for each of the three years in the period ended December 31, 1993......      21
Consolidated Balance Sheets as of December 31, 1993 and 1992.............................................      22
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
 1993....................................................................................................      24
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December
 31, 1993................................................................................................      26
Notes to Consolidated Financial Statements...............................................................      27
Report of Independent Public Accountants.................................................................      49
Report of Management.....................................................................................      50
Supplementary Data (unaudited)--Selected Quarterly Financial Data for each of the two years in the period
 ended December 31, 1993.................................................................................      51

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------------------------------------
                                                                              1993        1992        1991
                                                                             (DOLLAR AMOUNTS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE)
Net sales................................................................  $  265,210  $  239,717  $  234,056
Cost of sales............................................................     225,214     205,802     206,765
                                                                           ----------------------------------
Gross margin.............................................................      39,996      33,915      27,291
Other expenses:
  Selling and administrative.............................................      22,120      20,703      23,445
  Asbestos-related costs (Note 16).......................................          --          --      20,000
  Unusual items (Note 13)................................................          --          --      13,912
                                                                           ----------------------------------
Income (loss) from operations............................................      17,876      13,212     (30,066)
  Interest expense, net of capitalized interest (Note 1).................      (3,575)     (4,222)     (5,342)
  Interest and other income..............................................       5,551       7,707       3,182
                                                                           ----------------------------------
Income (loss) from continuing operations before income taxes.............      19,852      16,697     (32,226)
Income taxes relating to continuing operations (Note 1)..................      (8,139)     (7,265)      4,892
                                                                           ----------------------------------
Income (loss) from continuing operations before cumulative effect of a
 change in accounting principle..........................................      11,713       9,432     (27,334)
Cumulative effect of change in accounting for post retirement benefits other than pensions less applicable income taxes of $1,148
 (Note 8)................................................................          --          --      (1,954)
Discontinued operations (Note 14):
  Loss from operations less applicable income taxes of $2,228............          --          --      (3,792)
  Anticipated loss on disposal less applicable income taxes of $6,373....          --          --     (10,851)
                                                                           ----------------------------------
Net income (loss)........................................................  $   11,713  $    9,432  $  (43,931)
                                                                           ----------------------------------
                                                                           ----------------------------------
Earnings per share--primary (Note 1):
  Income (loss) from continuing operations before a change in accounting
   principle.............................................................  $     2.66  $     2.30  $    (6.84)
  Cumulative effect of accounting change.................................          --          --        (.49)
  Loss from discontinued operations......................................          --          --       (3.66)
                                                                           ----------------------------------
Net income (loss)........................................................  $     2.66  $     2.30  $   (10.99)
                                                                           ----------------------------------
                                                                           ----------------------------------
Earnings per share--fully diluted (Note 1):
  Income (loss) from continuing operations before a change in accounting
   principle.............................................................  $     2.62  $     2.30  $    (6.84)
  Cumulative effect of accounting change.................................          --          --        (.49)
  Loss from discontinued operations......................................          --          --       (3.66)
                                                                           ----------------------------------
Net income (loss)........................................................  $     2.62  $     2.30  $   (10.99)
                                                                           ----------------------------------
                                                                           ----------------------------------
Weighted average shares outstanding
  Primary................................................................       4,396       4,101       3,997
  Fully diluted..........................................................       4,470       4,101       3,997

SEE ATTACHED NOTES TO FINANCIAL STATEMENTS

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31
- --------------------------------------------------------------------------
                                                       1993        1992
                                                       (DOLLAR AMOUNTS
                                                        IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents (Note 1)..............  $    5,322  $   16,011
  Receivables (Notes 2 and 4).....................      16,268      15,336
  Income tax refund receivable (Note 1)...........       3,500       3,315
  Current portion of notes receivable (Note 5)....         988         987
  Inventories (Notes 1 and 4).....................      80,158      52,136
  Prepaid expenses................................       1,373         795
  Deferred income taxes (Note 1)..................       6,898          --
                                                    ----------------------
                                                       114,507      88,580
  Net assets of discontinued operations (Note
   14)............................................          --       2,193
                                                    ----------------------
  Total current assets............................     114,507      90,773
Timber and timberlands, net (Note 1)..............      35,564      33,511
Property, plant and equipment, at cost: (Notes 1,
 4 and 5)
  Land and improvements...........................      21,079      17,486
  Buildings.......................................      25,569      20,875
  Machinery and equipment.........................     110,771     101,482
  Construction in progress........................       1,198         120
                                                    ----------------------
                                                       158,617     139,963
  Accumulated depreciation........................     (69,121)    (63,429)
                                                    ----------------------
  Net property, plant and equipment...............      89,496      76,534
Notes receivable (Note 5).........................      11,432      12,429
Other assets......................................      10,360      10,343
                                                    ----------------------
  Total operating assets..........................     261,359     223,590
Cash restricted for asbestos costs................         827       6,497
Asbestos costs to be reimbursed (Note 16).........     968,309     820,085
                                                    ----------------------
  Total assets....................................  $1,230,495  $1,050,172
                                                    ----------------------
                                                    ----------------------

SEE ATTACHED NOTES TO FINANCIAL STATEMENTS

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31
- --------------------------------------------------------------------------
                                                       1993        1992
                                                       (DOLLAR AMOUNTS
                                                        IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks (Note 4).................  $   17,657  $   24,262
  Current portion of long-term debt (Note 5)......       4,764       4,191
  Accounts payable and accrued liabilities (Note
   3).............................................      29,858      30,824
  Reserve for asbestos-related costs (Note 16)....       2,700       3,000
                                                    ----------------------
    Total current liabilities.....................      54,979      62,277
Long-term debt (Note 5)...........................      23,539      13,306
Reserve for asbestos-related costs (Note 16)......      16,795      18,297
Other long-term liabilities (Note 7 and 8)........      18,790      15,589
Deferred income taxes (Note 1)....................      21,935      13,537
                                                    ----------------------
    Total operating liabilities...................     136,038     123,006
Asbestos claims settlements (Note 16).............
  Current.........................................      11,048      12,573
  Long-term.......................................     941,880     786,151
                                                    ----------------------
    Total asbestos claims settlements.............     952,928     798,724
Long-term debt associated with asbestos (Note
 5)...............................................      21,361      20,572
                                                    ----------------------
    Total liabilities.............................   1,110,327     942,302
Commitments & Contingencies (Notes 11, 16 and 17)
Stockholders' equity (Notes 7, 9 and 10):
  Preferred stock, $.01 par value, 3,000,000
   shares authorized; none issued.................          --          --
  Common stock, $.01 par value, 15,000,000 shares
   authorized; 4,201,420 and 4,142,300 shares
   issued.........................................          42          41
  Additional paid-in capital......................      75,836      74,264
  Retained earnings...............................      46,717      35,004
  Minimum pension liability adjustment (Note 7)...      (2,427)     (1,439)
                                                    ----------------------
    Total stockholders' equity....................     120,168     107,870
                                                    ----------------------
                                                    $1,230,495  $1,050,172
                                                    ----------------------
                                                    ----------------------

SEE ATTACHED NOTES TO FINANCIAL STATEMENTS

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------------------------------------
                                                                              1993        1992        1991
                                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) from continuing operations...............................  $   11,713  $    9,432  $  (29,288)
  Cumulative effect of accounting change.................................          --          --       1,954
                                                                           ----------------------------------
  Income (loss) before effect of accounting change.......................      11,713       9,432     (27,334)
  Adjustments to reconcile income (loss) to net cash provided
   (used) by operating activities:
    Depreciation, amortization and depletion.............................      10,517      11,998      13,852
    Deferred income taxes................................................       2,227       5,563      (7,819)
    Deferred long term benefits..........................................       1,606        (374)      1,894
    Compensation for stock grants........................................       1,039         517         308
    Restructuring charge.................................................          --          --      12,852
    Gain on sale of assets...............................................      (3,762)     (2,998)        (96)
    Asbestos-related reserve.............................................          --          --      20,000
    Change in working capital:
      Receivables........................................................        (867)      3,500       4,774
      Inventories........................................................     (27,799)     (4,858)     (1,081)
      Prepaid expenses...................................................        (578)         84         434
      Accounts payable and accrued liabilities...........................      (1,414)     (6,070)      3,419
                                                                           ----------------------------------
  Net cash provided (used) by continuing operations......................      (7,318)     16,794      21,203
  Discontinued operations:
    Loss.................................................................          --          --     (14,643)
    Depreciation.........................................................          --          --         648
    Deferred income taxes................................................          --          --      (8,601)
    Restructuring charge.................................................          --          --      17,224
    Net assets change....................................................       2,193         139      (1,472)
                                                                           ----------------------------------
  Net cash provided (used) by discontinued operations....................       2,193         139      (6,844)
Cash flows from investing activities:
  Non-cash net assets of acquired operations.............................     (13,054)         --          --
  Proceeds from asset sales..............................................       5,313       4,066         428
  Property, plant and equipment additions................................      (9,815)     (5,027)     (7,425)
  Timber and timberlands changes, net....................................      (3,270)       (344)     (6,993)
  Reductions of notes receivable.........................................         996       3,862      23,136
  Decrease (increase) in other assets....................................        (517)        559      (1,941)
                                                                           ----------------------------------
  Net cash provided (used) by investing activities.......................     (20,347)      3,116       7,205

                                                                     (CONTINUED)

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED

                                                                 YEAR ENDED DECEMBER 31
- --------------------------------------------------------------------------------------------
                                                               1993       1992       1991
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from financing activities:
  New borrowings...........................................  $  15,000  $   7,560  $  27,367
  Repayment of debt........................................    (10,799)   (10,403)   (43,543)
  Employee stock plan transactions.........................        534         44        162
                                                             -------------------------------
  Net cash provided (used) by financing activities.........      4,735     (2,799)   (16,014)
                                                             -------------------------------
  Net cash provided (used) by business activities..........    (20,737)    17,250      5,550
Cash flows from asbestos-related activities:
  Receipts from insurers...................................     19,848     18,016     56,030
  Structured settlement program payments...................     (1,638)   (10,167)   (17,277)
  Other asbestos-related cash transactions.................    (13,832)   (18,865)   (35,145)
  Change in cash restricted for asbestos costs.............      5,670      5,255    (11,752)
                                                             -------------------------------
  Net cash provided (used) by asbestos-related
   activities..............................................     10,048     (5,761)    (8,144)
                                                             -------------------------------
Net increase (decrease) in cash............................    (10,689)    11,489     (2,594)
Cash at beginning of year..................................     16,011      4,522      7,116
                                                             -------------------------------
Cash at end of year........................................  $   5,322  $  16,011  $   4,522
                                                             -------------------------------
                                                             -------------------------------
Cash paid during the year for:
  Interest (net of capitalized interest)...................  $   3,011  $   4,112  $   4,647
  Income taxes.............................................      5,538      7,138      6,544
Non-cash items:
  Increase (decrease) in accrued asbestos-related legal
   costs...................................................       (574)       846        216
  Increase in asbestos claims settlements..................    244,072    468,293    306,284
  Increase in receivables from sale of surplus real
   estate..................................................        250        250         --

SEE ATTACHED NOTES TO FINANCIAL STATEMENTS

FIBREBOARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              YEAR ENDED DECEMBER 31
- -----------------------------------------------------------------------------------------
                                                            1993       1992       1991
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Common stock:
  Beginning balance, 15,000,000 shares authorized;
   4,142,300, 4,052,213 and 3,922,948 issued............  $      41  $      40  $      39
  Shares issued under employee stock plans, 59,120,
   90,087 and 129,265 shares............................          1          1          1
                                                          -------------------------------
  Ending balance, 15,000,000 shares authorized;
   4,201,420, 4,142,300 and 4,052,213 issued............  $      42  $      41  $      40
                                                          -------------------------------
                                                          -------------------------------
Additional paid-in capital:
  Beginning balance.....................................  $  74,264  $  73,246  $  72,319
  Fair value in excess of par value for shares issued
   under employee
   stock plans..........................................        533        777        927
  Compensation related to employee stock plans..........      1,039        241         --
                                                          -------------------------------
  Ending balance........................................  $  75,836  $  74,264  $  73,246
                                                          -------------------------------
                                                          -------------------------------
Retained earnings:
  Beginning balance.....................................  $  35,004  $  25,572  $  69,503
  Net income (loss).....................................     11,713      9,432    (43,931)
                                                          -------------------------------
  Ending balance........................................  $  46,717  $  35,004  $  25,572
                                                          -------------------------------
                                                          -------------------------------
Minimum pension liability:
  Beginning balance.....................................  $  (1,439) $      --  $      --
  Changes during the year...............................       (988)    (1,439)        --
                                                          -------------------------------
  Ending balance                                          $  (2,427) $  (1,439) $      --
                                                          -------------------------------
                                                          -------------------------------

SEE ATTACHED NOTES TO FINANCIAL STATEMENTS

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

    The consolidated financial statements include the accounts of Fibreboard Corporation, a Delaware Corporation, and all its wholly-owned subsidiaries (collectively Fibreboard) after elimination of intercompany balances and transactions.

EARNINGS PER SHARE

    Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the year plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming Fibreboard used the proceeds received to purchase additional shares at market value. The effect of common stock equivalents was not material in 1992 and 1991.

CASH AND CASH EQUIVALENTS

    Fibreboard utilizes a centralized cash management system to minimize the amount of cash on deposit with banks and maximize interest income from amounts not required for immediate disbursement. Cash includes cash on hand or in banks available for immediate disbursal. Cash equivalents are short-term investments that have an original maturity date of less than 90 days.

INVENTORY VALUATION

    Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are valued as follows:

                                                                               DECEMBER 31
- -----------------------------------------------------------------------------------------------
                                                                             1993       1992
Finished goods...........................................................  $  21,833  $  18,697
Raw materials............................................................     56,649     32,340
Supplies.................................................................      1,676      1,099
                                                                           ---------  ---------
  Total inventories......................................................  $  80,158  $  52,136
                                                                           ---------  ---------
                                                                           ---------  ---------

TIMBER

    Fibreboard follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle. Timber carrying costs are expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

    Fibreboard uses the units of production method of depreciation for most machinery and equipment which amortizes the cost of equipment over the estimated number of units that the equipment will be able to produce during its useful life.
    Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based upon the estimated service lives (5-30 years) of the various units of property.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    Fibreboard capitalizes interest on borrowed funds incurred during construction periods. Capitalized interest is amortized over the lives of the related assets. Interest capitalized in 1993, 1992 and 1991 was $183, $142 and $0.
    Fibreboard capitalizes logging road construction costs as part of "Land and Improvements." These costs are amortized as the timber volume adjacent to the road system is harvested.
    On July 1, 1993, Fibreboard adjusted the depreciable lives of its assets to more closely approximate their useful lives, resulting in a reduction of depreciation expense of $1,437.

INCOME TAX POLICIES

    The income tax provision (benefit) includes the following:

                                                                        YEAR ENDED DECEMBER 31
- ---------------------------------------------------------------------------------------------------
                                                                      1993       1992       1991
Current income taxes..............................................  $   8,579  $   2,661  $   1,779
Benefit of operating loss carryforward............................       (729)        --         --
Deferred income taxes.............................................        289      4,604    (16,420)
                                                                    ---------  ---------  ---------
                                                                    $   8,139  $   7,265  $ (14,641)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Income taxes are allocated to the components of income as follows:

                                                                        YEAR ENDED DECEMBER 31
- ---------------------------------------------------------------------------------------------------
                                                                      1993       1992       1991
Continuing operations.............................................  $   8,139  $   7,265  $  (4,892)
Change in accounting principle....................................         --         --     (1,148)
Discontinued operations...........................................         --         --     (8,601)
                                                                    -------------------------------
                                                                    $   8,139  $   7,265  $ (14,641)
                                                                    -------------------------------
                                                                    -------------------------------

    The following table summarizes the differences between the statutory federal and effective tax rate:

                                                  YEAR ENDED DECEMBER 31
- ---------------------------------------------------------------------------
                                                 1993      1992      1991
Federal tax rate.............................       35 %      34 %      34 %
State income taxes...........................        6         7         2
Goodwill amortization........................       --        --       (9)
Book/tax basis differences...................       --         2       (5)
Other........................................       --         1       (7)
                                               ----------------------------
                                                    41 %      44 %      15 %
                                               ----------------------------
                                               ----------------------------

    In 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law increasing the federal tax rate from 34% to 35%.
    Effective January 1, 1993, the Company implemented the provisions of Statement of Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109). SFAS 109 utilizes the liability method and

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)
deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax bases of assets and liabilities given the provisions of the enacted tax laws. The adoption of SFAS 109 had no effect on reported net income in the Consolidated Statements of Income.
    Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11, Accounting for Income Taxes (APB 11). The following table summarizes the major components of the provision (benefit) for deferred taxes under APB 11 which resulted from timing differences in the recognition of income and expense for financial reporting and tax purposes:

                                                                       YEAR ENDED DECEMBER
                                                                                31
- -------------------------------------------------------------------------------------------
                                                                         1992       1991
Asbestos related costs...............................................  $   5,245  $  (5,863)
Depreciation.........................................................     (1,325)     1,168
Installment sales....................................................         --     (5,022)
Deferred start-up costs..............................................         --     (3,980)
Tax basis of inventories.............................................       (139)       695
Income and expense affecting future years............................        516        319
Involuntary conversions..............................................         (7)      (130)
Plant shut down costs................................................        474     (2,432)
Post retirement benefits.............................................       (160)    (1,175)
                                                                       --------------------
                                                                       $   4,604  $ (16,420)
                                                                       --------------------
                                                                       --------------------

    The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                               YEAR ENDED
                                                                               DECEMBER 31
- ---------------------------------------------------------------------------------------------
                                                                                  1993
Deferred tax assets:
  Accrued liabilities.....................................................      $   5,804
  Other...................................................................          1,094
                                                                                  -------
    Total deferred tax assets.............................................      $   6,898
                                                                                  -------
Deferred tax liabilities:
  Property, plant and equipment...........................................      $  12,302
  Timber..................................................................          9,760
  Post retirement benefits................................................         (5,486)
  Non asbestos settlements................................................         (1,822)
  State taxes.............................................................          5,705
  Other...................................................................          1,476
                                                                                  -------
    Total deferred tax liabilities........................................      $  21,935
                                                                                  -------
                                                                                  -------

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

2.  RECEIVABLES

                                                                YEAR ENDED DECEMBER
                                                                         31
- ------------------------------------------------------------------------------------
                                                                  1993       1992
Trade receivables.............................................  $  16,166  $  15,273
Less reserves for bad debts...................................       (702)      (625)
Other receivables.............................................        804        688
                                                                --------------------
                                                                $  16,268  $  15,336
                                                                --------------------
                                                                --------------------

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                YEAR ENDED DECEMBER
                                                                         31
- ------------------------------------------------------------------------------------
                                                                  1993       1992
Accounts payable..............................................  $   9,577  $  11,286
Asbestos-related legal costs..................................        430      1,004
Salaries and wages payable....................................      5,532      5,003
Taxes other than income taxes.................................      1,978      1,351
Accrued interest..............................................        398        224
Workers' compensation.........................................      4,339      5,493
Other.........................................................      7,604      6,463
                                                                --------------------
                                                                $  29,858  $  30,824
                                                                --------------------
                                                                --------------------

    Fibreboard is self-insured for the majority of its workers' compensation benefits. Workers' compensation expense was $1,074, $1,836 and $2,384 in 1993, 1992 and 1991 based on actual and estimated claims incurred.

4.  NOTES PAYABLE

    At December 31, 1993, Fibreboard has a $40,000 operating line of credit facility. This facility is secured by a substantial majority of Fibreboard's receivables, inventories and machinery and equipment. The facility expires in August 1994. Maximum borrowings are limited to a calculated availability based upon levels of eligible receivables and inventories. At December 31, 1993, borrowings were $17,657 with an additional $16,576 available, net of $5,599 in standby letters of credit.
    Borrowings under the facility carry interest at the prime rate plus 2 1/2% (8 1/2% at December 31, 1993). The agreement requires that Fibreboard maintain certain financial ratios and other covenants and prohibits the use of borrowings to pay defense and indemnity costs of asbestos-related claims. At December 31, 1993, Fibreboard was in compliance with the requirements of this credit facility.
    During 1993, Fibreboard secured a $5,000 operating line of credit dedicated for the seasonal cash needs of its resort operations. Borrowings under the facility carry interest at the prime rate plus 1/4% (6 1/4% at December 31, 1993). The facility expires May 31, 1995. At December 31, 1993, no amounts were outstanding.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

5.  LONG-TERM DEBT

    Fibreboard's long-term debt not associated with asbestos consists of the following:

                                                                      YEAR ENDED DECEMBER
                                                                               31
- ------------------------------------------------------------------------------------------
                                                                        1993       1992
Term loans, interest at 11.8% payable in monthly installments of
 $153 plus interest through September 1995, $57 plus interest from
 October 1995 through July 1997, with the balance payable August
 1997, secured by substantially all assets of a wood products
 subsidiary.........................................................  $   6,164  $   8,000
Reducing revolving credit facility, interest at prime plus 1/2%
 (6 1/2% at December 31, 1993), payable in annual installments of
 $1,429 with the balance due May 1998, secured by the assets of a
 resort subsidiary..................................................     10,000         --
Term loan, interest at prime plus 1/2% (6 1/2% at December 31,
 1993), payable in varying annual installments through 1998, secured
 by the assets of a resort subsidiary...............................      5,000         --
Pollution control project revenue bonds, 6.6%, payable annually
 through 1999, unsecured............................................      6,875      7,785
Other debt--4.7% to 11.5% payable in varying amounts................        264      1,712
                                                                      --------------------
                                                                         28,303     17,497
  Less: Current portion.............................................     (4,764)    (4,191)
                                                                      --------------------
                                                                      $  23,539  $  13,306
                                                                      --------------------
                                                                      --------------------

    Required repayment of long-term debt is as follows:

YEAR ENDING
DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1994...................................................................................................  $   4,764
1995...................................................................................................      4,950
1996...................................................................................................      4,384
1997...................................................................................................      5,939
1998...................................................................................................      4,074
Thereafter.............................................................................................      4,192
                                                                                                         ---------
                                                                                                         $  28,303
                                                                                                         ---------
                                                                                                         ---------

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    Fibreboard has notes receivable with terms and payment dates which are substantially identical to $6,875 of revenue bonds included in the above table. Payments under these notes are as follows:

YEAR ENDING
DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1994...................................................................................................  $     970
1995...................................................................................................      1,035
1996...................................................................................................      1,105
1997...................................................................................................      1,175
1998...................................................................................................      1,255
Thereafter.............................................................................................      1,335
                                                                                                         ---------
                                                                                                         $   6,875
                                                                                                         ---------
                                                                                                         ---------

    Fibreboard's loan agreements contain various financial covenants. At December 31, 1993, these covenants were met.
    Fibreboard's asbestos related long-term debt consists of the following and is due upon conclusion of the asbestos bodily injury insurance coverage litigation. In the event Fibreboard prevails in the insurance coverage litigation, the amounts will be repaid from insurance proceeds.

                                                                                DECEMBER 31
- ------------------------------------------------------------------------------------------------
                                                                              1993       1992
Amounts advanced under reimbursement agreement, interest at prime minus 2%
 (4.0% at December 31, 1993)..............................................  $  21,361  $  20,572

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS

    Carrying amount approximates fair value because of the short maturity of these investments.

NOTES RECEIVABLE

    Fair value of notes receivable is estimated by discounting future cash flows using current rates at which similar loans would be made.

NOTES PAYABLE TO BANKS

    Carrying amount approximates fair value based on current rates offered to the corporation for similar debt.

LONG-TERM DEBT

    Fair market value is estimated by discounting the future cash flows using the current rates at which similar debt could be placed.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    The estimated fair values of financial instruments are as follows:

                                                                  1993            1992
- ----------------------------------------------------------------------------------------------------
                                                           CARRY.      FAIR      CARRY.      FAIR
                                                           AMOUNT      VALUE     AMOUNT      VALUE
Financial assets:
  Cash and short-term investments.......................  $   6,149  $   6,149  $  22,508  $  22,508
  Notes receivable......................................     12,420     12,721     13,416     13,862
Financial liabilities:
  Notes payable to banks................................  $  17,657  $  17,657  $  24,262  $  24,262
  Long-term debt........................................     28,303     28,818     17,497     18,391

    Fibreboard's consolidated balance sheets include financial instruments resulting from the asbestos-related litigation, asbestos costs to be reimbursed, asbestos claims settlement obligations and asbestos-related long-term debt. These are unique financial instruments. Consequently, these instruments are not traded nor is it likely a willing buyer could be found for them. Therefore, it is not practicable to estimate a market value. The balance sheets as of December 31, 1993 and 1992 reflects asbestos costs to be reimbursed of $968,309 and $820,085, asbestos claims settlements of $952,928 and $798,724 and asbestos-related long-term debt of $21,361 and $20,572.

7.  PENSION PLANS

    Fibreboard has pension plans covering substantially all employees. Contributions to a frozen defined benefit plan are based on actuarial calculations of amounts necessary to cover current cost and amortization of prior service cost over periods ranging from 10 to 20 years. All benefits accrued under this plan are fully vested. Contributions to defined contribution plans are nondiscretionary and based on varying percentages of eligible compensation for the year.
    The status of Fibreboard's frozen defined benefit pension plan at December 31, 1993 and 1992 is as follows:

                                                                               DECEMBER 31
- -----------------------------------------------------------------------------------------------
                                                                             1993       1992
Accumulated benefit obligation...........................................  $  73,612  $  71,814
                                                                           --------------------
                                                                           --------------------
Projected benefit obligations............................................  $  73,612  $  71,814
Plan assets..............................................................     55,218     56,401
                                                                           ---------  ---------
  Projected benefit obligations in excess of plan assets.................    (18,394)   (15,413)
Unrecognized obligation at transition....................................      1,326      1,446
Unrecognized net loss in past service....................................      4,113      2,398
Adjustment required to recognize minimum liability.......................     (5,439)    (3,844)
                                                                           --------------------
  Net accrued pension expense............................................  $ (18,394) $ (15,413)
                                                                           --------------------
                                                                           --------------------

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    The actuarial assumptions used to determine accrued pension expense and the funded status of the plans for 1993 were: 7.5% discount rate on benefit obligations and a 8% expected long-term rate of return on plan assets. The assets of the plan at December 31, 1993 and 1992 consist of bonds, both corporate and government, stocks, cash and cash equivalents.
    As required by Statement of Accounting Standards No. 87, Employers' Accounting for Pensions, Fibreboard has recognized a minimum pension liability associated with its frozen defined benefit plan. As a result, Fibreboard recorded an after tax reduction in equity of $2,427 at December 31, 1993 and $1,439 at December 31, 1992.
    Pension expense for 1993, 1992 and 1991 included the following components:

                                                                        YEAR ENDED DECEMBER 31
- ---------------------------------------------------------------------------------------------------
                                                                      1993       1992       1991
Benefits earned by employees......................................  $      --  $     878  $     558
Interest cost on projected benefit obligation.....................      5,489      5,739      6,021
Return on plan assets.............................................     (5,832)    (3,655)    (6,109)
Net amortization and deferral.....................................      1,729       (750)       138
Curtailment gain                                                           --     (2,353)        --
                                                                    -------------------------------
Net pension cost (income) of defined benefit plans................      1,386       (141)       608
Contributions to defined contribution pension plans...............      2,033        730      1,144
                                                                    -------------------------------
Net pension expense...............................................  $   3,419  $     589  $   1,752
                                                                    -------------------------------
                                                                    -------------------------------

    On December 31, 1992, a defined benefit pension plan with assets in excess of obligations was frozen, resulting in a curtailment gain of $2,353. The assets of the plan were merged with Fibreboard's other defined benefit pension plan. The curtailment gain is reflected as a component of interest and other income in the Consolidated Statements of Income. Beginning January 1, 1993, active employees are covered by a defined contribution pension plan.

8.  NON-PENSION POST-RETIREMENT BENEFITS

    Through 1992, Fibreboard provided post-employment benefits to employees who met certain requirements until they reached age 65. The benefits provided were mainly health care and dental. This benefit was discontinued for employees who retired after December 31, 1992. However, post-employment benefits are available to certain collective bargaining units of facilities which have been sold.
    On January 1, 1991, Fibreboard adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other than Pensions, and recorded the full transition obligation. Fibreboard does not hold any assets to fund the obligation.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    The status of Fibreboard's non-pension post retirement benefits at December 31, 1993 and 1992 are as follows:

                                                                              YEAR ENDED DECEMBER
- --------------------------------------------------------------------------------------------------
                                                                                1993       1992
Net Periodic Post Retirement Benefit Cost
  Service Cost..............................................................  $      --  $      73
  Interest Cost.............................................................        674        331
                                                                              --------------------
    Total...................................................................  $     674  $     404
                                                                              --------------------
                                                                              --------------------
Accrued Benefit Cost
  Accumulated post retirement benefit obligation
    Retirees................................................................  $   3,647  $   2,985
    Other active plan participants..........................................         --        356
                                                                              --------------------
                                                                                  3,647      3,341
  Unrecognized net (gain) loss..............................................         98        (15)
                                                                              --------------------
    Total...................................................................  $   3,549  $   3,356
                                                                              --------------------
                                                                              --------------------

    A 16% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993. The cost trend rate was assumed to decrease slightly until 2003 at which time the rate was assumed to stabilize at 7%. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post retirement benefit obligation as of December 31, 1993 by $185 and the aggregate of the service and interest cost components of net periodic post retirement cost for the year then ended by $60. The weighted average discount rate used in determining the accumulated post retirement benefits was 7.5%.

9.  STOCK OPTION AND STOCK PURCHASE PLANS

    Fibreboard has a stock option and rights plan for certain officers, directors and key employees. The plan provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock awards. Awards under the plan are determined by the compensation committee of the Board of Directors. The maximum number of shares available for award under the plan is 800,000. Option prices are set by the committee. Option prices for grants must be at least 85% of the fair market value on the date of grant. The time limit within which options may be exercised and other exercise terms are fixed by the committee.
    When stock options are exercised, the proceeds (including any tax benefits to Fibreboard resulting from the exercise) are credited to the appropriate common stock and additional paid-in capital accounts. Compensation related to restricted stock awards and certain option grants (measured at the grant date) is recognized as expense over the term of the related award.
    At December 31, 1993, options to purchase 499,400 shares at prices from $2.83 to $14.25 were outstanding. Options exercised in 1993 were 59,120. At December 31, 1993, options to purchase 486,650 shares were immediately exercisable. Options becoming exercisable in 1994 are 12,750. Option awards for 42,000 shares include limited stock appreciation rights for a like number of shares. Each limited stock

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)
appreciation right entitles the holder, in certain limited circumstances, to surrender the underlying option in exchange for cash equal to the difference between fair market value at the date of surrender and the option price for such shares.
    At December 31, 1993, restricted stock awards of 45,000 shares were outstanding. The shares awarded will be issued 23,000 shares in 1994, 7,000 shares in 1995 and 15,000 in 1996 provided the grantee is employed continuously through the issue date.
    In addition, Fibreboard has an employee stock purchase plan. The plan allows employees to purchase Fibreboard stock with an aggregate purchase price of up to 15% of the employee's base salary at the beginning of each purchase period. The purchase price shall be the lesser of 85% of fair market value at the beginning of each purchase period or 85% of fair market value at the actual purchase date. The maximum number of shares issuable under the plan is 250,000. During 1993, 1992 and 1991, 0, 17,360 and 61,497 shares of Fibreboard stock were sold to employees under this plan.
    In 1993, Fibreboard adopted a long-term equity incentive plan, which provides for awards of phantom stock units. Each phantom stock unit entitles the grantee to a cash payment equal to the fair market value of one share of Fibreboard common stock at the maturity date less the fair market value on the grant date. At December 31, 1993, 126,400 phantom stock units had been awarded, which mature 47,400 units in 1995 and 79,000 units in 1996.
    Compensation expense recognized for these plans was $1,039, $517 and $308 in 1993, 1992 and 1991.

10.  PREFERRED STOCK PURCHASE RIGHTS

    In 1988, Fibreboard implemented a stockholder rights plan and distributed to stockholders one preferred share purchase right for each share of Fibreboard common stock then outstanding. Under the rights plan, as amended in 1994, each right entitles the registered holder to purchase from Fibreboard 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $106 per 1/100th share, subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 15% or more of Fibreboard's then outstanding common shares. The rights, which do not have voting rights, expire in February 2004 and may be redeemed in whole by Fibreboard, at its option, at a price of $.01 per right prior to the expiration or exercise of the rights.
    In the event Fibreboard is acquired in an unsolicited merger or other business combination transaction, each right will entitle the holder to receive, upon exercise of the right, common stock of the acquiring company having a market value of two times the then current exercise price of the right. In the event a party acquires 15% or more of Fibreboard's outstanding common shares, each right will entitle the holder to receive upon exercise Fibreboard common shares having a market value of two times the exercise price of the right.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

11.  COMMITMENTS

    Fibreboard is obligated to purchase timber under cutting contracts, primarily with the U.S. Forest Service, which extend to 1996. The table below presents Fibreboard's best estimate of its commitment under timber cutting contracts by year of contract expiration:

                                                                                                       YEAR ENDING
                                                                                                       DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1994.................................................................................................   $   1,379
1995.................................................................................................       6,905
1996.................................................................................................       2,559
                                                                                                       -----------
                                                                                                        $  10,843
                                                                                                       -----------
                                                                                                       -----------

    Fibreboard leases certain office space and machinery and equipment under operating leases which expire within five years and for which minimum lease payments are as follows:

                                                                                                       YEAR ENDING
                                                                                                       DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1994.................................................................................................   $   1,601
1995.................................................................................................       1,408
1996.................................................................................................       1,105
1997.................................................................................................         524
1998.................................................................................................         314
                                                                                                       -----------
                                                                                                        $   4,952
                                                                                                       -----------
                                                                                                       -----------

    In addition, the Company leases property from the U.S. Forest Service for one of its resort operations. Lease payment terms are based on a percentage of revenues. Total rent expense for all operating leases amounted to $2,194, $1,753 and $1,812 in 1993, 1992 and 1991.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

12.  INDUSTRY SEGMENT INFORMATION

    Information about Fibreboard's industry segments is set forth below.

                                                                 YEAR ENDED DECEMBER 31
- --------------------------------------------------------------------------------------------
                                                               1993       1992       1991
Outside sales
  Wood products............................................  $ 190,494  $ 169,655  $ 165,101
  Industrial insulation products...........................     49,215     49,701     52,292
  Resort operations........................................     25,501     20,361     16,663
                                                             -------------------------------
  Consolidated.............................................  $ 265,210  $ 239,717  $ 234,056
                                                             -------------------------------
                                                             -------------------------------
Operating profit (loss)
  Wood products--Operations................................  $  18,468  $  17,321  $  11,450
  Wood products--Unusual Items.............................         --         --     (7,896)
                                                             -------------------------------
                                                                18,468     17,321      3,554
  Industrial insulation products--Operations...............      5,382      6,138      4,497
  Industrial insulation products--Unusual Items............         --         --     (4,956)
                                                             -------------------------------
                                                                 5,382      6,138       (459)
  Resort operations........................................      2,325      1,648        144
                                                             -------------------------------
                                                                26,175     25,107      3,239
Asbestos-related costs.....................................         --         --    (20,000)
Unallocated unusual items..................................         --         --     (1,060)
Unallocated expense, net...................................     (8,299)   (11,895)   (12,245)
Interest expense...........................................     (3,575)    (4,222)    (5,342)
Interest and other income..................................      5,551      7,707      3,182
                                                             -------------------------------
Income (loss) before taxes.................................  $  19,852  $  16,697  $ (32,226)
Identifiable assets
  Wood products............................................  $ 165,023  $ 138,731  $ 140,598
  Industrial insulation products...........................     25,831     27,480     28,677
  Resort operations........................................     36,100     24,331     16,997
  Discontinued operations..................................         --      2,193      2,332
  Unallocated assets.......................................     34,405     30,855     37,601
  Asbestos-related assets..................................    969,136    826,582    363,015
                                                             -------------------------------
    Total assets...........................................  $1,230,495 $1,050,172 $ 589,220
                                                             -------------------------------
                                                             -------------------------------
Depreciation, depletion and amortization
  Wood products............................................  $   6,340  $   7,031  $   8,454
  Industrial insulation products...........................      1,041      1,810      2,031
  Resort operations........................................      2,514      2,331      2,338
Capital expenditures
  Wood products............................................      4,240      2,969      4,081
  Industrial insulation products...........................        324        114        264
  Resort operations(1).....................................     17,794      2,966      1,223

(1)  INCLUDES ACQUISITION ASSETS OF $12,981 IN 1993.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

13.  UNUSUAL ITEMS

    Fibreboard's results of operations include the following unusual items:

                                                                             YEAR ENDED DECEMBER 31
- --------------------------------------------------------------------------------------------------------
                                                                           1993       1992       1991
Anticipated costs of plant closures....................................  $      --  $      --  $  (3,925)
Goodwill writeoff......................................................         --         --     (8,430)
Other..................................................................         --         --     (1,557)
                                                                         -------------------------------
                                                                         $      --  $      --  $ (13,912)
                                                                         -------------------------------
                                                                         -------------------------------

    During 1991, Fibreboard recognized an anticipated $3,925 loss related to the closure and disposition of its manufacturing facilities located in Turlock and Wallace, CA. The Turlock facility was closed to complete a realignment of the wood products operating facilities while the Wallace facility was closed in response to timber supply constraints.
    Fibreboard previously recorded goodwill associated with acquisitions made in 1988 and 1989. Based upon historical operating results, Fibreboard concluded in 1991 that there was no future value to the goodwill associated with these transactions. Accordingly, the remaining unamortized balance of goodwill was written off.

14.  DISCONTINUED OPERATIONS

    During 1991, Fibreboard terminated operations of its Roxboro, NC engineered lumber manufacturing facility. The net loss through closing of $3,792 has been reflected as discontinued. In addition, the assets of the facility were written-down to net realizable value and a reserve established for ongoing costs which resulted in an additional net loss of $10,851. Sales and losses before taxes for discontinued operations in 1991 were $3,589 and ($23,244). During 1993, this facility with net assets of $2,193 was sold at a gain of $665, which is reflected as a component of "Interest and other income" in the Consolidated Statements of Income.

15.  ACQUISITIONS AND DISPOSITIONS

    In July 1993, Fibreboard acquired the net assets of Sierra Ski Ranch, a ski facility located in California, for $13,054. The acquisition was accounted for as a purchase of assets. The ski area was subsequently renamed Sierra-at-Tahoe.
    Subsequent to December 31, 1993, Fibreboard sold its agricultural container manufacturing facilities located in Fresno, CA in order to concentrate its resources on the primary wood products and remanufacturing businesses.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

16.  ASBESTOS-RELATED LITIGATION

CONTINGENT LIABILITY FOR ASBESTOS-RELATED CLAIMS

OVERVIEW:

    Fibreboard's ability to continue operations outside of bankruptcy protection has been dependent upon its ongoing capability to fund asbestos-related defense and indemnity costs. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.
    Fibreboard believes it has unique insurance coverage for personal injury claims, as the trial court has held (with the issue on appeal) that claims with initial exposure to asbestos prior to 1959 are covered by two no-aggregate-limit policies.
    During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Final court approval of these agreements is required. Fibreboard believes trial court approval could occur during 1994, but if appealed, it may be 1995 or later before final court approval could be obtained.
    If both the Global and Insurance Settlement Agreements are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. If the Insurance Settlement is approved but the Global Settlement is not approved, the insurers will provide Fibreboard with up to $2,000,000 to resolve claims pending as of August 27, 1993 and all future claims, and will pay claims settled but not yet paid as of August 27, 1993.

CLAIMS ACTIVITY:

    Fibreboard has already resolved 132,200 personal injury claims for approximately $1,521,100, not including legal defense costs. Substantially all of the settlements have been achieved through 1) payments by Fibreboard's insurers; 2) assignments of Fibreboard's rights to insurance payments; or 3) deferring payments pending resolution of the personal injury insurance coverage litigation discussed below. An additional 23,900 claims have been disposed of at no cost to Fibreboard other than legal defense costs. At December 31, 1993, Fibreboard estimates that approximately 57,800 claims have been filed against it which remain unresolved. Approximately 14,600 of these claims were initially filed against Fibreboard on or after August 27, 1993 and will be covered by the Global Settlement, if approved. Fibreboard is unable to determine the exact number of claims that may be filed in the future, although the number is expected to be substantial.
    Fibreboard has achieved excellent results in resolving asbestos-in-buildings actions. At December 31, 1993, of the 151 actions served against it, Fibreboard has been dismissed from 126 (31 of which joined the National Schools class action), settled or agreed to settle five for $2,020, tried one to a defense verdict and remains a defendant in 21 actions. In one of the remaining actions, Fibreboard won a defense verdict on product identification and cost of abatement issues, although further proceedings are scheduled.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    The following tables illustrate asbestos-related claims activity for the last three years:

                                                                       YEAR ENDED DECEMBER 31
- --------------------------------------------------------------------------------------------------
                                                                     1993       1992       1991
Personal Injury Claims
New claims received (1)..........................................     35,100     37,000     18,100
Claims disposed
  Settled........................................................     27,907     54,137      9,752
  Dismissed......................................................      2,716      1,898      3,721
  "Green Card" settlements (2)...................................        429        862      1,446
  Judgments (3)..................................................         48         18         52
  Adjustments (4)................................................      2,300      1,900      2,100
Average settlement amount per claim settled (5)
    pre-1959 claims..............................................  $      12  $      14  $      36
    post-1959 claims.............................................  $       4  $       3  $       6
Claims pending at year end (6)...................................     57,800     56,200     78,000
Asbestos-in-Buildings Claims
New actions received.............................................         --          1          1
Actions disposed
  Dismissed......................................................          7         12          8
  Settled........................................................          1         --         --
Actions pending at year end......................................         21         29         40

- ------------------------
(1) FIBREBOARD BELIEVES NEW CLAIMS RECEIVED INCREASED DURING 1993 AND 1992 IN ANTICIPATION OF THE GLOBAL AND INSURANCE SETTLEMENTS IN 1993 AND DUE TO SIGNIFICANT YEAR END SETTLEMENTS OF OUTSTANDING CLAIMS IN 1992 THAT INCLUDED A SIGNIFICANT NUMBER OF UNFILED CLAIMS INCORPORATED INTO LARGE GROUP SETTLEMENTS. OF THE CLAIMS RECEIVED IN 1993, 14,600 CLAIMS WERE FILED ON OR AFTER AUGUST 27, 1993 AND WILL BE COVERED BY THE GLOBAL SETTLEMENT, IF APPROVED.
(2) UNDER GREEN CARD SETTLEMENTS, THERE IS NO DETERMINATION OF LIABILITY BY FIBREBOARD TO A CLAIMANT. INSTEAD, FIBREBOARD WAIVES THE STATUTE OF LIMITATIONS SHOULD A CLAIMANT DEVELOP AN ASBESTOS-RELATED IMPAIRMENT IN THE FUTURE.
(3) JUDGMENTS REPRESENT DEFENSE VERDICTS IN FAVOR OF FIBREBOARD, OR PLAINTIFF VERDICTS WHERE THE NET AMOUNT PAYABLE BY FIBREBOARD IS ZERO AFTER APPLYING PRIOR SETTLEMENT AMOUNTS OR PLAINTIFF VERDICTS WHERE THE JUDGMENT HAS BEEN PAID. SINCE 1988, 42 JUDGMENTS HAVE RESULTED IN MONETARY PAYMENTS, AGGREGATING $8,038. ADDITIONAL JUDGMENTS FAVORING PLAINTIFFS HAVE BEEN ENTERED. FIBREBOARD IS APPEALING THESE JUDGMENTS. THE AMOUNT OF SUCH JUDGMENTS IS INCLUDED IN FIBREBOARD'S OVERALL LIABILITY ESTIMATE DISCUSSED BELOW.
(4) OFTEN, MULTIPLE CLAIMS ARE FILED FOR THE SAME INJURY. IN ADDITION, FIBREBOARD'S CLAIMS DATABASE WAS CONSTRUCTED BY MERGING SEVERAL THIRD-PARTY DATABASES IN 1988. DURING 1992 AND 1993, FIBREBOARD ATTEMPTED TO IDENTIFY DUPLICATE CLAIMS AND REMOVE THEM FROM THE DATABASE. IT IS OFTEN NOT POSSIBLE TO FULLY IDENTIFY DUPLICATE CLAIMS UNTIL THE CLAIMS ARE PREPARED FOR TRIAL. FIBREBOARD ANTICIPATES ADDITIONAL FUTURE ADJUSTMENTS.
(5) THESE AVERAGES ARE FOR CLAIMS WHERE THE INITIAL YEAR OF EXPOSURE IS KNOWN. THE AVERAGE SETTLEMENT AMOUNT PER CLAIM INCREASED DRAMATICALLY IN 1991 DUE TO FIBREBOARD SETTLING AN EXTRAORDINARY NUMBER OF HIGH DOLLAR JUDGMENTS FROM CONSOLIDATED PROCEEDINGS IN TEXAS AND NEW YORK UNDER THE INSURANCE ASSIGNMENT PROGRAM. EXCLUDING THESE SETTLEMENTS, THE AVERAGE AMOUNT PER CLAIM SETTLED DURING 1991 WAS $11.
(6) OF THE 1993 PENDING CLAIMS, 14,600 WERE FILED ON OR AFTER AUGUST 27, 1993 AND WILL BE COVERED BY THE GLOBAL SETTLEMENT, IF APPROVED.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

INSURANCE COVERAGE FOR PERSONAL INJURY CLAIMS:

    During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. Fibreboard believes trial court approval could occur during 1994, but if appealed, it may be 1995 or later before final court approval could be obtained.
    If both the Global Settlement and Insurance Settlement are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. Fibreboard will contribute $10,000 toward a $1,535,000 settlement trust, which it will obtain from other remaining insurance sources and existing reserves. The remainder of the trust will be funded by Continental and Pacific (at December 31, 1993, the insurers had placed $1,525,000 in an escrow account pending court approval of the settlements). The trust will be used to compensate "future" plaintiffs, defined as those plaintiffs who had not filed a claim against Fibreboard before August 27, 1993. Such future plaintiffs only source of compensation will be the trust, as an injunction will be entered prohibiting future claims against Fibreboard or the insurers.
    If the Global Settlement is not approved, but the Insurance Settlement is approved, the insurers will instead provide Fibreboard with up to $2,000,000 to resolve pending and future claims and will pay the deferred payment portion of existing settled claims.
    While Fibreboard is optimistic, there is no assurance final court approval of either the Global Settlement or the Insurance Settlement can be obtained. If neither the Global Settlement nor the Insurance Settlement is approved, the parties will be bound by the outcome of the insurance coverage litigation, unless other settlements are reached.
    All insurance proceeds due from other insurers under previous settlements have been received with the exception of approximately $10,000 from Home Insurance (Home). Fibreboard intends to draw these funds for substantially all of its contribution to the Global Settlement if approved.
    In the event the settlements discussed above are not approved, Fibreboard believes it has substantial insurance coverage for asbestos-related defense and indemnity costs. Fibreboard's disputes with Continental and Pacific have been the subject of litigation which began in 1979. Trial court judgments rendered in 1990 give Fibreboard virtually unlimited insurance coverage for asbestos-related personal injury claims where the initial exposure to asbestos occurred prior to March 1959. Under the judgments, these insurers can be required to pay up to $500 for each occurrence (defined as each individual claim) with no limitation on the aggregate number of occurrences.
    The insurers appealed to the California Court of Appeal. Among other issues, Continental disputed the definition of an occurrence under its policy as well as the trigger and scope of coverage as determined by the trial court, while Pacific argued that its policy contained an aggregate limit as well as disputing the trigger and scope of coverage issues. In November 1993, the Court of Appeal issued its ruling on the trigger and scope of coverage issues, confirming the favorable trial court judgments, except the court held the period for coverage would begin at the time of exposure to Fibreboard's asbestos products rather than at the time of exposure to

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)
any company's asbestos product, with the presumption that these periods are the same. The insurers have filed petitions for review with the California Supreme Court, which has granted review but not yet scheduled any further activity. At the request of Fibreboard, Continental and Pacific, the Court of Appeal withheld its ruling on the remaining issues while the parties seek approval of the Global and Insurance Settlements. If the Global and/or Insurance Settlements are ultimately approved, Fibreboard and its insurers will seek to dismiss the insurance coverage litigation.
    Fibreboard has entered into an interim agreement with Continental under which Continental agreed to provide a full defense to Fibreboard on pre-1959 claims and make certain funds available as needed to pay currently due Structured Settlement Obligations and other personal injury defense costs for which Fibreboard does not otherwise have insurance available during the period pending final approval of the Global and/or Insurance Settlement, or if neither is approved, through the ultimate conclusion of the insurance coverage appeal, however long that may take. In exchange for the benefits provided under this agreement, Fibreboard agreed not to settle additional pre-1959 personal injury claims without Continental's consent.
    If neither the Global Settlement nor the Insurance Settlement are approved and Fibreboard prevails in the appeal of the insurance coverage litigation, Continental has agreed to provide Fibreboard with $315,000 to $425,000 to resolve personal injury claims alleging first exposure to asbestos after March 1959, less any amounts Fibreboard recovers from the Pacific settlement described below. Continental would also continue to have responsibility for all pre-1959 personal injury claims against Fibreboard up to $500 per claim.
    In March 1992, Fibreboard and Pacific entered into a settlement agreement (the Pacific Agreement). If the Global Settlement or Insurance Settlement is approved, the Pacific Agreement will be of no effect. If neither of the settlements is approved, the Pacific Agreement establishes amounts payable to Fibreboard if the trial court judgments are upheld. Fibreboard received $10,000 upon signing the agreement and received an additional $10,000 during 1993. In addition, if the judgments are affirmed on appeal, Fibreboard will receive from $80,000 to $105,000 to be used for claims costs for which it does not otherwise have insurance.
    In the event the trigger and scope of coverage judgments are reversed on appeal, Pacific will owe Fibreboard nothing and will have a right to repayment of interim funds previously advanced.
    Fibreboard believes amounts available under the settlements discussed above will be adequate to fund defense and indemnity costs until the insurance coverage appeal is concluded, whether as a result of the final approval of the Global and/or Insurance Settlements or the final resolution of the insurance coverage litigation.

LIABILITY QUANTIFICATION:

    At the end of 1991, Fibreboard attempted to quantify its liability for asbestos-related personal injury claims then pending as well as anticipated to be received through the end of the decade. There are many opportunities for error in such an exercise. Assumptions concerning the number of claims to be received, the disease mix of pending and future claims and projections of defense and indemnity costs may or may not prove correct. Fibreboard's assumptions are based on its historical experience, modified as appropriate for anticipated demographic changes or changes in the litigation environment.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

    Notwithstanding the inherent risk of significant error in such a calculation, Fibreboard estimated that the amount necessary to defend and dispose of asbestos-related personal injury claims pending at December 31, 1991 and anticipated through the end of the decade plus the costs of prosecuting its insurance coverage litigation would aggregate $1,610,000. Because of the dynamic nature of this litigation, it is more difficult to estimate how many personal injury claims will be received after 1999 as well as the costs of defending and disposing of those future claims. Consequently, Fibreboard's estimated liability contains no amounts for personal injury claims received after the end of the decade, although it is likely additional claims will be received thereafter.
    Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion is based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation.
    As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. Although there likely will be claims filed beyond the end of the decade, these have not been estimated. During 1993 and 1992, unreimbursed costs of $1,802 and $4,729 were charged against this reserve.
    Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade, and no additional events have transpired which indicate the potential liability and insurance proceeds estimates should be changed. Consequently, no adjustment has been made to the estimated liability for personal injury claims through the end of the decade or anticipated insurance proceeds. Fibreboard will continue to reevaluate its estimates and will make adjustments to the effect dictated by changes in the personal injury litigation.

ASBESTOS-IN-BUILDINGS LIABILITIES:

    Fibreboard does not believe it is presently possible to reasonably estimate potential liabilities for asbestos-in-buildings claims, if any. Fibreboard believes that its asbestos-containing products, properly used, cause no damage to buildings. Further, Fibreboard can frequently identify its asbestos-containing products and aggressively pursues dismissals of claims where its products are not identified. To date, Fibreboard has been very successful in obtaining dismissals, and has won the only trial which went to verdict and won a defense verdict on product identification and cost of abatement issues in another trial in which further proceedings are scheduled.
    Fibreboard has only paid nominal amounts for settlement of two asbestos-in-buildings claims in prior years, although it did settle three claims during 1993, including settlement agreements in the National Schools class action and another class action, for $2,010. The class action settlements are subject to court approval. Further, although personal injury claims have similar characteristics, the same cannot be said for asbestos-in-buildings claims. Each claim can involve from one to several thousand buildings, each of which may vary as to age, ability to identify various producers products contained in the building as well as the

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)
extent of a producer's product present, building use, difficulty of abatement (if required) and so on. Thus, while extrapolation of personal injury claims disposition experience may provide useful information for estimating future personal injury liability, such an analysis cannot be applied to asbestos-in-buildings claims.
    Trials in a number of the pending asbestos-in-buildings claims are scheduled over the next few years. To date Fibreboard has successfully defended these claims, or settled the claims for nominal amounts compared to the damages sought. Based on its experience to date, Fibreboard is optimistic asbestos-in-buildings claims can be resolved within available insurance resources.

INSURANCE FOR ASBESTOS-IN-BUILDINGS CLAIMS:

    Fibreboard has reached final settlements with three of its primary insurers and one of its excess level insurers. In addition, a settlement subject to court approval has been reached with a fourth primary insurer. The final settlements confirm more than $175,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims, of which $4,269 has been used through December 31, 1993.
    Fibreboard is also litigating with its remaining insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims aggregate approximately $420 million (including the $175,000 referred to in the prior paragraph), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The insurers dispute coverage, although to date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by primary carriers.
    Fibreboard is seeking a declaration that the underlying asbestos-in-building claims are covered under various insurance policies. While Fibreboard does not expect that this trial will take as many years to complete as the personal injury insurance coverage trial, it will likely extend through 1994 and perhaps into 1995. Barring settlement, final resolution of the insurance available for asbestos-in-buildings claims may not be known for some time as an appeal of the trial court decision is likely.
    The trial commenced in May 1991 and is continuing in phases. In June 1991 the Superior Court entered a judgment which was affirmed on appeal declaring that a $10,000 excess liability insurance policy issued to Fibreboard's former parent, Louisiana-Pacific Corporation, for the period April 1, 1979 to April 1, 1980 is void because of fraud, misrepresentation and concealment in the policy application due to the insurer not being informed of the existing asbestos-related claims against Fibreboard at the time. The effect of this judgment is not expected to be significant unless Fibreboard is first forced to exhaust the primary and underlying excess insurance to defend and dispose of asbestos-in-buildings claims.
    The trial has been continued. No date has been set for the trial to recommence. Fibreboard is continuing settlement discussions with the remaining insurers. While optimistic, Fibreboard cannot predict whether such discussions will result in settlements.

EVENTS IMPACTING ASBESTOS-RELATED LIABILITIES

    A number of events could impact Fibreboard's ability to continue to manage its asbestos-related liabilities within available resources. The potential impact of the personal injury issues which follow are largely dependent on whether the Global and/or Insurance Settlements are approved.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

INSURANCE ASSIGNMENT PROGRAM:

    During 1991, Fibreboard introduced its Insurance Assignment Program as a settlement vehicle for large groups of claims. Under this program, the plaintiffs accept an assignment of Fibreboard's right to insurance monies from Continental as complete settlement of their claims against Fibreboard. Consequently, these settlements involve no cash payments by Fibreboard. This contrasts with settlements under Fibreboard's Structured Settlement Program, in existence since 1988, wherein partial payments are made by Fibreboard using insurance funds with the remainder of the settlement deferred pending resolution of insurance coverage.
    The settlement agreements entered into to date under the Insurance Assignment Program do not require Fibreboard to pay cash unless insurance proceeds are ultimately not available. Additional provisions of certain settlement agreements provide that Fibreboard and the plaintiffs return to the "status quo" existing prior to settlement if certain specified court actions are not obtained. The plaintiffs have a right to return to the status quo should Continental declare bankruptcy prior to the final resolution of the personal injury insurance coverage litigation.
    During 1992, Fibreboard obtained widespread acceptance of this program to resolve large numbers of pending and not yet filed claims. Fibreboard also obtained a judicial determination in California state court supporting the right of Fibreboard to settle claims via the Insurance Assignment Program. This judgment is being appealed by Continental to the California Court of Appeal.
    Insurance Assignment Program settlements are recorded as a liability when the settlement is executed. A corresponding asset for anticipated insurance proceeds is also recorded. This accounting treatment differs from the handling of unresolved claims, where no gross liability is recorded until such time as the claim is settled.
    This program was initially used during 1991 to settle the Cimino consolidated group of claims for $185,000. During 1992, Continental entered into a separate settlement agreement with the Cimino plaintiffs. The terms of the agreement, which have been approved by the Court, include a release of Fibreboard from any obligation to the Cimino plaintiffs, regardless of the outcome of the insurance coverage litigation. As a result, Fibreboard removed the $185,000 liability and the related asset from its balance sheet.
    Under the interim agreement with Continental, Fibreboard agreed not to use this settlement vehicle without Continental's prior consent. Fibreboard and Continental have been converting prior Insurance Assignment Program settlements to three-party settlements among Fibreboard, Continental, and the plaintiffs, rather than between Fibreboard and plaintiffs alone.

STRUCTURED SETTLEMENT PROGRAM:

    Beginning in 1988, Fibreboard has used its Structured Settlement Program
(SSP) to settle personal injury claims. Under the SSP, Fibreboard and the plaintiff agree to a settlement amount. Fibreboard agrees to pay 40% of the settlement amount of pre-1959 claims in cash, and the remainder is deferred until September 1, 1996. Settlements of post-1959 claims result in deferring 100% of the settlement amount.
    As a consequence of the insurance settlements with Continental and Pacific in 1993, the SSP now has been superseded by three-party agreements among Continental, Fibreboard and the plaintiffs, whereby Continental or Fibreboard agrees to pay certain amounts depending upon the resolution of the insurance coverage case or the final approval or disapproval of the Global and Insurance Settlements. These three-party agreements typically provide a partial cash payment from Continental on pre-1959 claims.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

OTHER ISSUES (PERSONAL INJURY CLAIMS):

    During 1991, the Judicial Panel on Multi-District Litigation issued a ruling which requires consolidation of all personal injury cases pending in the federal court system for pre-trial handling and scheduling purposes. Claims pending in state courts are not impacted by this ruling. Fibreboard is unable to determine what effect, if any, this consolidation will have on personal injury litigation.
    There has been a continuation in the trend to consolidate or combine large numbers of personal injury claims for trial. Fibreboard has had reasonable success to date settling large group cases.

OTHER ISSUES (ASBESTOS-IN-BUILDINGS CLAIMS):

    Many asbestos-in-buildings claims allege a conspiracy and/or concert of action theory which assert, among other things, that the asbestos producers withheld information regarding the potential danger of asbestos. If this theory prevails at trial, it could eliminate the requirement that the plaintiff positively identify Fibreboard's products as present in buildings in trials where the conspiracy theory is alleged. The conspiracy theory has not yet been tested in trial against Fibreboard, although Fibreboard believes it has meritorious defenses.

OTHER ISSUES (PUNITIVE DAMAGE CLAIMS):

    Most of the personal injury claims and many of the asbestos-in-buildings actions also seek punitive damages. Fibreboard has not paid any punitive damages judgments except when funded by insurance. It is uncertain whether punitive damages would be covered by insurance as the law in this area varies from state to state. During 1991, Fibreboard received a ruling by the 9th Circuit Court of Appeal that punitive damages awarded by the Cimino jury in Texas and by a West Virginia jury in a consolidated trial similar to Cimino were covered by insurance. However, this ruling may have limited applicability in view of the varying state rules regarding punitive damage awards.

RESOURCES AVAILABLE FOR ASBESTOS-RELATED COSTS

    Under the terms of the interim agreement, Continental will provide a full defense to Fibreboard on pre-1959 claims and make certain funds available as needed to pay currently due Structured Settlement obligations and other personal injury defense costs for which Fibreboard does not have insurance available during the period pending final approval of the Global and/or Insurance Settlement, or if neither is approved, through the ultimate conclusion of the insurance coverage appeal, however long that may take. At December 31, 1993, Fibreboard had approximately $821 in cash on hand restricted for asbestos-in-buildings-related expenditures. Fibreboard's operating line of credit contains prohibitions on using operating cash flow or borrowed funds to pay for asbestos-related costs, other than the costs of pursuing the insurance coverage litigation and internally generated case management expenses. At December 31, 1993, $11,048 was due in 1994 to asbestos claimants who had accepted Structured Settlement Program obligations. Fibreboard believes restricted cash on hand, amounts available under the interim agreement with Continental and amounts available under settlement agreements with Fibreboard's asbestos-in-buildings insurers will be adequate to fund defense and indemnity costs of personal injury and asbestos-in-buildings claims plus any amounts due under current and future Structured Settlement Program settlements.

FIBREBOARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS)

17.  OTHER LITIGATION AND CONTINGENCIES

    Fibreboard has been named as a potentially responsible party in two separate landfill clean-ups in the state of California, the Operating Industries, Inc. landfill in Monterey Park and the GBF landfill in Pittsburg. In addition, Fibreboard has been named a defendant in a private party lawsuit seeking to recover costs of clean-up and remediation of the Acme landfill in Martinez, California. In all cases, Fibreboard's former container products division was responsible for materials deposited at the landfills. Fibreboard is working with the steering committees of each site to determine Fibreboard's allocable share of investigation and remediation costs. Fibreboard has established a reserve against which the costs of study and cleanup, as well as ongoing legal and steering committee administrative costs, will be charged. The amount of the reserve was increased by $986 in 1992 to account for the addition of the Acme landfill contingency and to reflect more current remediation cost estimates for the GBF landfill. As of December 31, 1993, the reserve had a remaining balance of $1,814. Fibreboard believes the reserve will be adequate to cover its remaining costs associated with these landfill sites.
    Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Fibreboard Corporation:

        We have audited the accompanying consolidated balance sheets of Fibreboard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fibreboard Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
    As discussed in more detail in Note 16 to the accompanying financial statements, Fibreboard has been subject to significant asbestos-related litigation and claims allegedly caused by products that the Company manufactured prior to 1972. The amounts involved are substantial. During 1993, Fibreboard, its insurance carriers, and counsel for personal injury claimants entered into agreements which, if finally approved by the court, would resolve the Company's asbestos-related personal injury liabilities within available insurance and existing reserves. However, if these agreements are not approved by the court, the ultimate resolution of these claims and litigation could be materially adverse to Fibreboard causing a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Fibreboard will continue as a going concern and do not include any adjustments that might result from the final resolution of these asbestos-related uncertainties.

                                          Arthur Andersen & Co.

San Francisco, California,
February 11, 1994.

REPORT OF MANAGEMENT

    The objectivity and integrity of the consolidated financial statements are the responsibility of Fibreboard Corporation management. To discharge this responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that accounting records are reliable. Management supports an internal audit program to provide assurance that the system of internal controls is operating effectively. The consolidated financial statements and notes thereto and other financial information included in this annual financial report have been prepared by management in accordance with generally accepted accounting principles, and by necessity include some items determined using management's best judgment, tempered by materiality.
    The Board of Directors discharges its responsibility for reported financial information through its Audit Committee. This Committee, composed of all outside directors, meets periodically with management, the internal audit department and Arthur Andersen & Co. to review the activities of each.

John D. Roach                                  James P. Donohue
Chairman, President and                        Senior Vice President,
 Chief Executive Officer                       Finance and Administration
Garold E. Swan
Vice President and Controller

FIBREBOARD CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                    (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER
(UNAUDITED)                         SHARE)
- -------------------------------------------------------------
                                                   EARNINGS
                                                   PER SHARE
                               GROSS     NET        (FULLY
QUARTER           NET SALES   MARGIN    INCOME     DILUTED)
1993
1st............   $  74,894   $16,741   $6,420(1) $      1.47
2nd............      65,021    10,617    3,370            .77
3rd............      59,136     6,393    1,188(2)         .26
4th............      66,159     6,245      735(3)         .16
                  ----------------------------
    TOTAL......   $ 265,210   $39,996   $11,713   $      2.62
                  ----------------------------
                  ----------------------------
1992
1st............   $  70,860   $14,279   $5,487(4) $      1.35
2nd............      59,944    10,194    2,692            .66
3rd............      54,497     6,397    1,168(5)         .28
4th............      54,416     3,045       85(6)         .02
                  ----------------------------
    TOTAL......   $ 239,717   $33,915   $9,432    $      2.30
                  ----------------------------
                  ----------------------------

(1)  INCLUDES A PRE-TAX GAIN OF $1,388 ON THE SALE OF SURPLUS REAL ESTATE.
(2) INCLUDES A PRE-TAX GAIN OF $708 ON THE SALE OF SURPLUS REAL ESTATE AND A REDUCTION OF DEPRECIATION EXPENSE OF $678 DUE TO ADJUSTING THE DEPRECIABLE LIVES OF ASSETS.
(3) INCLUDES A PRE-TAX GAIN OF $1,626 ON THE SALE OF SURPLUS REAL ESTATE AND A REDUCTION OF DEPRECIATION EXPENSE OF $759 DUE TO ADJUSTING THE DEPRECIABLE LIVES OF ASSETS.
(4)  INCLUDES A PRE-TAX GAIN OF $1,445 ON THE SALE OF SURPLUS REAL ESTATE.
(5)  INCLUDES A PRE-TAX GAIN OF $681 ON THE SALE OF SURPLUS REAL ESTATE.
(6) INCLUDES A PRE-TAX GAIN OF $2,353 FROM CURTAILING A DEFINED BENEFIT PENSION PLAN AND $872 FROM THE SALE OF SURPLUS REAL ESTATE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the Directors of Fibreboard is incorporated herein by reference from "Election of Directors" and "Directors Not Standing for Election" of Fibreboard Corporation's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1994. See also "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference from "Compensation of Directors" and "Executive Compensation" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1994.

FIBREBOARD CORPORATION AND SUBSIDIARIES

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from "Security Ownership of Management and Principal Stockholders" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, financial statement schedules and exhibits filed in this report.

         1. Index to Financial Statements and Supplementary Data. See page 20.

         2. Index to Financial Statement Schedules. See page 56.

         3. The following exhibits are filed as part of this Form 10-K:

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
   3.1    Fibreboard's Restated Certificate of Incorporation (incorporated herein by reference from
           Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).
   3.2    Fibreboard's Restated Bylaws as amended June 8, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1993).
   4.1    Specimen Common Stock Certificate, $.01 par value (incorporated herein by reference from
           Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).
   4.2    Rights Agreement dated as of August 25, 1988 between Fibreboard Corporation and Bank of
           America, N.T.&S.A. as Rights Agent (incorporated herein by reference from Fibreboard
           Corporation's Current Report on Form 8-K dated August 25, 1988).
   4.2 .1 Amendment No. 1 to Rights Agreement, dated as of February 11, 1994, between Fibreboard
           Corporation and The First National Bank of Boston (incorporated herein by reference from
           Fibreboard Corporation's Form 8-A/A dated February 15, 1994).
  10.1 *  Form of Indemnification Agreement between Fibreboard Corporation and each director and officer of Fibreboard Corporation (incorporated herein by reference from Fibreboard
           Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June
           28, 1988).

FIBREBOARD CORPORATION AND SUBSIDIARIES

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
  10.2    Asset Purchase Agreement dated February 22, 1988, between Fibreboard Corporation and
           Gaylord Container Corporation (incorporated herein by reference from Fibreboard
           Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June
           28, 1988).
  10.3    Fibreboard Corporation Restated 1988 Employee Stock Option and Rights Plan (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1992).
  10.4    Form of Fibreboard Corporation Profit Sharing 401(k) Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1992).
  10.5    Fibreboard Corporation 1988 Employee Stock Purchase Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31,
           1988).
  10.5 .1 Prospectus Supplement (Appendix) to Registration Statement on Form S-8 No. 33-26449 for
           Shares issuable under the Fibreboard Corporation 1988 Employee Stock Purchase Plan
           (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form
           10-K for the year ended December 31, 1989).
  10.6    Agreement of Compromise, Settlement and Release dated May 27, 1987, between Fibreboard
           Corporation and The Home Insurance Company (incorporated herein by reference from
           Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).
  10.7    Fibreboard Corporation Structured Settlement Program Description dated November 8, 1988
           (incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated
           November 8, 1988).
  10.8    Form of Structured Settlement Agreement (incorporated herein by reference from
           Fibreboard's Current Report on Form 8-K dated November 8, 1988).
  10.9    Form of Stipulation Regarding Settlement Negotiations and Right to Alternative Dispute
           Resolution (incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated November 8, 1988).
  10.1 0  Amended and Restated Trust Agreement dated September 29, 1989 by and among Fibreboard
           Corporation, the Trustees and the Directors and Officers of Fibreboard (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).
  10.1 1  Consulting/Sales Representation Agreement dated February 20, 1989 between Distribution
           International and Pabco Metals Corporation, a wholly-owned subsidiary of Fibreboard
           Corporation (incorporated herein by reference from Fibreboard Corporation's Current
           Report on Form 8-K dated February 20, 1989).

FIBREBOARD CORPORATION AND SUBSIDIARIES

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
  10.1 2* Summary description of Fibreboard Corporation incentive compensation arrangements.
  10.1 3* Employment Agreement dated July 2, 1991 between Fibreboard Corporation and John D. Roach
           (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1991).
  10.1 4  Second Amended and Restated Credit Agreement dated February 14, 1992 between Snider Lumber
           Products Co., Inc. and Wells Fargo Bank, National Association (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1991).
  10.1 5  Accounts Financing Agreement and related documents dated August 23, 1991 between Congress
           Financial Corporation (Western) and Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1991).
  10.1 6* Form of Severance Agreement dated January 1, 1992 between Fibreboard Corporation and
           Messrs. Donohue, Costello, Douglas, DeMaria, Elliott and Swan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1991).
  10.1 7  Agreement and related documents dated March 27, 1992 between Fibreboard Corporation and
           Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's
           Annual Report on Form 10-K for the year ended December 31, 1991).
  10.1 8  Rescission of Insurance Policies dated March 27, 1992 between Fibreboard Corporation and
           Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's
           Annual Report on Form 10-K for the year ended December 31, 1991).
  10.1 9* Fibreboard Corporation Supplemental Retirement Plan (incorporated herein by reference from
           Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31,
           1992).
  10.2 0  Settlement Agreement dated January 1, 1993 between Fibreboard Corporation and Continental
           Casualty Company (incorporated herein by reference from Fibreboard Corporation's Annual
           Report on Form 10-K for the year ended December 31, 1992).
  10.2 1  Settlement Agreement dated January 1, 1993 between Fibreboard Corporation and Fireman's
           Fund Insurance Company, Insurance Company of North America and Royal Insurance Company
           (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form
           10-K for the year ended December 31, 1992).
  10.2 2  Settlement Agreement between Fibreboard Corporation and American Home Assurance Company,
           et al (incorporated herein by reference from Fibreboard Corporation's Annual Report on
           Form 10-K for the year ended December 31, 1992).

FIBREBOARD CORPORATION AND SUBSIDIARIES

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
  10.2 3  Agreement of Purchase and Sale between Fibreboard Corporation and Sierra Ski Ranch, Inc.
           dated as of June 11, 1993 (incorporated herein by reference from Fibreboard Corporation's
           Quarterly Report on Form 10-Q for the period ended June 30, 1993).
  10.2 4  Settlement Agreement among Fibreboard Corporation, Continental Casualty Company and Ness,
           Motley, Loadholt, Richardson & Poole and certain affiliated law firms dated as of August
           5, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1993).
  10.2 5  Agreement between Fibreboard Corporation and Continental Casualty Company dated April 9,
           1993 (incorporated herein by reference from Fibreboard Corporation's Current Report on
           Form 8-K dated April 9, 1993).
  10.2 6  Loan Agreement dated May 3, 1993 between First Interstate Bank of Nevada, N.A. and Trimont
           Land Company (incorporated herein by reference from Fibreboard Corporation's Quarterly
           Report on Form 10-Q for the period ended September 30, 1993).
  10.2 7  Loan Agreement dated September 17, 1993 between First Interstate Bank of Nevada, N.A. and
           Sierra-at-Tahoe and Trimont Land Company (incorporated herein by reference from
           Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended September 30,
           1993).
  10.2 8  Settlement Agreement dated October 12, 1993 among Fibreboard Corporation, Continental
           Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and
           Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's
           Quarterly Report on Form 10-Q for the period ended September 30, 1993).
  10.2 9  Supplemental Agreement dated October 12, 1993 between Fibreboard Corporation and
           Continental Casualty Company (pursuant to Rule 24b-2 promulgated under the Securities
           Exchange Act of 1934, as amended, confidential treatment has been requested for this exhibit. This agreement has been placed under court seal.).
  10.3 0  Global Settlement Agreement among Fibreboard Corporation, Continental Casualty Company,
           CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company
           and The Settlement Class, together with Exhibits A-E (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated December 23, 1993).
  10.3 1* Fibreboard Corporation Long-Term Equity Incentive Plan.
  22.     Fibreboard Corporation Subsidiaries.
  24.     Consent of Arthur Andersen & Co.
          *Denotes management contract or compensation plan identified pursuant to Item 14(a)(3) of
           Form 10-K.

FIBREBOARD CORPORATION AND SUBSIDIARIES

    (b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed during the period October 1, 1993 to December 31, 1993:

   DATE OF REPORT      EVENT REPORTED
- ---------------------  ----------------------------------------------------------------------------------------
November 17, 1993      Announcing Court of Appeal decision in asbestos personal injury insurance coverage litigation (In Re Asbestos Insurance Coverage Cases)
December 23, 1993      Global Settlement Agreement among Fibreboard Corporation, Continental Casualty Company,
                       CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company
                       and The Settlement Class.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993

SCHEDULE
- ----------------------------------------------------------------------------------------------------
                                                                                                      PAGE
                                                                                                      ----
   VIII   Valuation and qualifying accounts for each of the three years in the period ended            57
          December 31, 1993
     IX   Short term borrowings for each of the three years in the period ended December 31, 1993      58
      X   Supplementary income statement information for each of the three years in the period ended   58
          December 31, 1993
          Report of independent public accountants on financial statement schedules.                   59

FIBREBOARD CORPORATION AND SUBSIDIARIES

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER
31
(000'S OMITTED)

COLUMN A                                                  COLUMN B     COLUMN C     COLUMN D                COLUMN E
- ----------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                         BALANCE AT   CHARGED TO   UNCOLLECTIBLE ASBESTOS  BALANCE AT
                                                          BEGINNING    COSTS AND    ACCOUNTS     RELATED     END OF
DESCRIPTION                                               OF PERIOD    EXPENSES    WRITTEN OFF  PAYMENTS     PERIOD
- ----------------------------------------------------------------------------------------------------------------------
1991
- ---
Reserve for:
Doubtful accounts......................................   $     697    $     343    $    (353)  $      --   $     687
Asbestos related costs.................................      15,676       20,000           --      (9,650)     26,026
1992
- ---
Reserve for:
Doubtful accounts......................................         687          225         (287)         --         625
Asbestos related costs.................................      26,026           --           --      (4,729)     21,297
1993
- ---
Reserve for:
Doubtful accounts......................................         625          615         (538)         --         702
Asbestos related costs.................................      21,297           --           --      (1,802)     19,495

FIBREBOARD CORPORATION AND SUBSIDIARIES

SCHEDULE IX -- SHORT TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 (000'S OMITTED)

COLUMN A                                              COLUMN B      COLUMN C      COLUMN D     COLUMN E       COLUMN F
- --------------------------------------------------------------------------------------------------------------------------
                                                                    WEIGHTED       MAXIMUM      AVERAGE     WEIGHTED (1)
                                                     BALANCE AT      AVERAGE       AMOUNT       AMOUNT         AVERAGE
                                                       END OF       INTEREST     OUTSTANDING  OUTSTANDING   INTEREST RATE
                                                                                   DURING       DURING
CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS            PERIOD         RATE         PERIOD       PERIOD      DURING PERIOD
- --------------------------------------------------------------------------------------------------------------------------
1991
- ---
Amounts Payable to Banks (2).......................   $  16,702          9.0%     $  27,099    $  17,413           10.1%
1992
- ---
Amounts Payable to Banks (2).......................      24,262          8.5%        24,262       15,717            8.8%
1993
- ---
Amounts Payable to Banks (2).......................      17,657          8.5%        25,672       13,207            8.5%

(1) CALCULATED AS THE QUOTIENT OF X DIVIDED BY Y, WHERE X EQUALS THE SUM OF THE DAILY BORROWINGS TIMES THE RATE IN EFFECT ON THOSE BORROWINGS AND Y EQUALS THE SUM OF THE DAILY BORROWINGS.
(2) SEE NOTE 4 TO FINANCIAL STATEMENTS "NOTES PAYABLE" FOR A DESCRIPTION OF THE PRINCIPAL TERMS OF FIBREBOARD'S CREDIT FACILITY.

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31
(000'S OMITTED)

COLUMN A                                                                                COLUMN B
- ------------------------------------------------------------------------------------------------------------
                                                                              CHARGE TO COSTS AND EXPENSES
ITEM                                                                           1993       1992       1991
Maintenance and repairs....................................................  $  12,463  $  12,256  $  13,023
Taxes other than payroll and income taxes..................................      3,462      2,829      2,798
Goodwill amortization......................................................         --         --      8,658

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders of Fibreboard Corporation:
    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fibreboard Corporation included in this Form 10-K, and have issued our report thereon dated February 11, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the significant uncertainty surrounding the asbestos claims that have been filed against the Company as discussed in Note 16 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statement schedules on page 56 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.
San Francisco, California
February 11, 1994.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          FIBREBOARD CORPORATION
                                          (Registrant)

Dated: March 25, 1994
                                          By:          /s/ JOHN D. ROACH

                                            ------------------------------------
                                                       JOHN D. ROACH
                                               CHAIRMAN, PRESIDENT AND CHIEF
                                                    EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

                         NAME                                           TITLE                         DATE
- ------------------------------------------------------  --------------------------------------  -----------------
                         /s/ JOHN D. ROACH              Chairman, President, Chief              March 25, 1994
     -------------------------------------------          Executive Officer and
                    JOHN D. ROACH                         Director (Principal
                                                          Executive Officer)
                       /s/ JAMES P. DONOHUE             Senior Vice President,                  March 25, 1994
     -------------------------------------------          Finance and
                   JAMES P. DONOHUE                       Administration and Chief
                                                          Financial Officer
                                                          (Principal Financial
                                                          Officer)
                        /s/ GAROLD E. SWAN              Vice President and                      March 25, 1994
     -------------------------------------------          Controller (Principal
                    GAROLD E. SWAN                        Accounting Officer)
                        /s/ PHILIP R. BOGUE             Director                                March 25, 1994
     -------------------------------------------
                   PHILIP R. BOGUE
                      /s/ WILLIAM D. EBERLE             Director                                March 25, 1994
     -------------------------------------------
                  WILLIAM D. EBERLE

                         NAME                                           TITLE                         DATE
- ------------------------------------------------------  --------------------------------------  -----------------
                       /s/ G. ROBERT EVANS              Director                                March 25, 1994
     -------------------------------------------
                   G. ROBERT EVANS
                       /s/ GEORGE B. JAMES              Director                                March 25, 1994
     -------------------------------------------
                   GEORGE B. JAMES
                       /s/ JOHN W. KOEBERER             Director                                March 25, 1994
     -------------------------------------------
                   JOHN W. KOEBERER
                        /s/ JAMES F. MILLER             Director                                March 25, 1994
     -------------------------------------------
                   JAMES F. MILLER

FIBREBOARD CORPORATION

EXHIBIT INDEX TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1993

               EXHIBIT
               NUMBER
             -----------
     *              3.1   Fibreboard's Restated Certificate of Incorporation (incorporated herein by reference from
                           Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on
                           June 28, 1988).
     *              3.2   Fibreboard's Restated Bylaws as amended June 8, 1993 (incorporated herein by reference from
                           Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
     *              4.1   Specimen Common Stock Certificate, $.01 par value (incorporated herein by reference from
                           Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on
                           June 28, 1988).
     *              4.2   Rights Agreement dated as of August 25, 1988 between Fibreboard Corporation and Bank of America,
                           N.T.&S.A. as Rights Agent (incorporated herein by reference from Fibreboard Corporation's
                           Current Report on Form 8-K dated August 25, 1988).
     *            4.2.1   Amendment No. 1 to Rights Agreement, dated as of February 11, 1994, between Fibreboard
                           Corporation and The First National Bank of Boston (incorporated herein by reference from
                           Fibreboard Corporation's Form 8-A/A dated February 15, 1994).
     *             10.1   Form of Indemnification Agreement between Fibreboard Corporation and each director and officer of Fibreboard Corporation (incorporated by reference from Fibreboard Corporation's Registration
                           Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).
     *             10.2   Asset Purchase Agreement dated February 22, 1988, between Fibreboard Corporation and Gaylord
                           Container Corporation (incorporated by reference from Fibreboard Corporation's Registration
                           Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).
     *             10.3   Fibreboard Corporation Restated 1988 Employee Stock Option and Rights Plan (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1992).
     *             10.4   Form of Fibreboard Corporation Profit Sharing 401(k) Plan (incorporated herein by reference from
                           Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).
     *             10.5   Fibreboard Corporation 1988 Employee Stock Purchase Plan (incorporated herein by reference from
                           Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).
     *           10.5.1   Prospectus Supplement (Appendix) to Registration Statement on Form S-8 No. 33-26449 for Shares
                           issuable under the Fibreboard Corporation 1988 Employee Stock Purchase Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
                           December 31, 1989).

* INCORPORATED HEREIN BY REFERENCE.

               EXHIBIT
               NUMBER
             -----------
     *             10.6   Agreement of Compromise, Settlement and Release dated May 27, 1987, between Fibreboard
                           Corporation and The Home Insurance Company (incorporated herein by reference from Fibreboard
                           Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28,
                           1988).
     *             10.7   Fibreboard Corporation Structured Settlement Program Description dated November 8, 1988
                           (incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated November
                           8, 1988).
     *             10.8   Form of Structured Settlement Agreement (incorporated herein by reference from Fibreboard's
                           Current Report on Form 8-K dated November 8, 1988).
     *             10.9   Form of Stipulation Regarding Settlement Negotiations and Right to Alternative Dispute
                           Resolution (incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated
                           November 8, 1988).
     *            10.10   Amended and Restated Trust Agreement dated September 29, 1989 by and among Fibreboard
                           Corporation, the Trustees and the Directors and Officers of Fibreboard (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December
                           31, 1989).
     *            10.11   Consulting/Sales Representation Agreement dated February 20, 1989 between Distribution
                           International and Pabco Metals Corporation, a wholly-owned subsidiary of Fibreboard Corporation
                           (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated February 20, 1989).
                  10.12   Summary description of Fibreboard Corporation incentive compensation arrangements.
     *            10.13   Employment Agreement dated July 2, 1991 between Fibreboard Corporation and John D. Roach
                           (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
     *            10.14   Second Amended and Restated Credit Agreement dated February 14, 1992 between Snider Lumber
                           Products Co., Inc. and Wells Fargo Bank, National Association (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).
     *            10.15   Accounts Financing Agreement and related documents dated August 23, 1991 between Congress
                           Financial Corporation (Western) and Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).
     *            10.16   Form of Severance Agreement dated January 1, 1992 between Fibreboard Corporation and Messrs.
                           Donohue, Costello, Douglas, DeMaria, Elliott and Swan (incorporated herein by reference from
                           Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).
     *            10.17   Agreement and related documents dated March 27, 1992 between Fibreboard Corporation and Pacific
                           Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

* INCORPORATED HEREIN BY REFERENCE.

               EXHIBIT
               NUMBER
             -----------
     *            10.18   Rescission of Insurance Policies dated March 27, 1992 between Fibreboard Corporation and Pacific
                           Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).
     *            10.19   Fibreboard Corporation Supplemental Retirement Plan (incorporated herein by reference from
                           Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).
     *            10.20   Settlement Agreement dated January 1, 1993 between Fibreboard Corporation and Continental
                           Casualty Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).
     *            10.21   Settlement Agreement dated January 1, 1993 between Fibreboard Corporation and Fireman's Fund
                           Insurance Company, Insurance Company of North America and Royal Insurance Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended
                           December 31, 1992).
     *            10.22   Settlement Agreement between Fibreboard Corporation and American Home Assurance Company, et al
                           (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).
     *            10.23   Agreement of Purchase and Sale between Fibreboard Corporation and Sierra Ski Ranch, Inc. dated as of June 11, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly
                           Report on Form 10-Q for the period ended June 30, 1993).
     *            10.24   Settlement Agreement among Fibreboard Corporation, Continental Casualty Company and Ness,
                           Motley, Loadholt, Richardson & Poole and certain affiliated law firms dated as of August 5,
                           1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form
                           10-Q for the period ended June 30, 1993).
     *            10.25   Agreement between Fibreboard Corporation and Continental Casualty company dated April 9, 1993
                           (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated April 9, 1993).
     *            10.26   Loan Agreement dated May 3, 1993 between First Interstate Bank of Nevada, N.A. and Trimont Land
                           Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1993).
     *            10.27   Loan Agreement dated September 17, 1993 between First Interstate Bank of Nevada, N.A. and
                           Sierra-at-Tahoe and Trimont Land Company (incorporated herein by reference from Fibreboard
                           Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1993).
     *            10.28   Settlement Agreement dated October 12, 1993 among Fibreboard Corporation, Continental Casualty
                           Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity
                           Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1993).

* INCORPORATED HEREIN BY REFERENCE.

   PAGE        EXHIBIT
  NUMBER       NUMBER
- -----------  -----------
                  10.29   Supplemental Agreement dated October 12, 1993 between Fibreboard Corporation and Continental
                           Casualty Company (pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, confidential treatment has been requested for this exhibit. This agreement has been placed under court seal.).
     *            10.30   Global Settlement Agreement among Fibreboard Corporation, Continental Casualty Company, CNA
                           Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and The
                           Settlement Class, together with Exhibits A-E (incorporated herein by reference from Fibreboard
                           Corporation's Current Report on Form 8-K dated December 23, 1993).
                  10.31   Fibreboard Corporation Long-Term Equity Incentive Plan.
                    22.   Fibreboard Corporation Subsidiaries.
                    24.   Consent of Arthur Andersen & Co.

* INCORPORATED HEREIN BY REFERENCE.