Form 10-Q
period 1994-03-31
FIBREBOARD CORP /DE
filed 1994-05-16
CIK 833053

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q


(MARK ONE)
   [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994 OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the transition period from______________ to____________________

Commission file no. 0-016951

                             FIBREBOARD CORPORATION
                            -------------------------
               (exact name of registrant as specified in charter)


                    Delaware                           94-0751580
                  -----------------------------------------------------
                 (State or other juris-           (I.R.S Employer Iden-
                   diction of incorporation)         tification No.)


         2121 North California Blvd., Suite 560, Walnut Creek, CA  94596
         ---------------------------------------------------------------
                       (Address of principal executive offices)


                                 (510) 274-0700
                                 --------------
                  (Registrant's telephone number, including area code)


                                   Not Applicable
                                   --------------
                  (Former name, former address or former fiscal year,
                              if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    XXX  .          No     .
                                               --------             ------
   As of the close of business on May 6, 1994, the registrant had outstanding 4,204,420 shares of common stock.

                            PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

  The following unaudited financial statements are filed as part of this report:

Financial Statement Title                                     Page
- - -------------------------                                     ----

Consolidated statements of income for the three months
ended March 31, 1994 and 1993                                   3

Consolidated balance sheets as of March 31, 1994
and December 31, 1993                                           4

Consolidated statements of cash flows for the three
months ended March 31, 1994 and 1993                            6

Notes to consolidated financial statements                      7

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          (Dollar Amounts in Thousands)
                                   (Unaudited)



                                                          Quarter Ended March 31
                                                          ----------------------
                                                            1994         1993
                                                            ----         ----
Net sales                                                 $86,300      $74,894
Cost of sales                                              66,774       58,153
                                                          -------      -------
Gross margin                                               19,526       16,741

Selling and administrative expenses                         6,779        6,812
                                                          -------      -------

Income from operations                                     12,747        9,929
Interest expense                                             (980)        (881)
Interest and other income                                     767        1,833
                                                          -------      -------
Income before income taxes                                 12,534       10,881
Income taxes                                               (5,076)      (4,461)
                                                          -------      -------
Net income                                                $ 7,458      $ 6,420
                                                          -------      -------
                                                          -------      -------

Earnings per share:
  Primary                                                 $  1.66      $  1.49
  Fully diluted                                              1.66         1.47

Common equivalent shares (thousands)
(Weighted average)
  Primary                                                   4,491        4,317
  Fully diluted                                             4,491        4,371


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                    MARCH 31       DECEMBER 31
                                                      1994            1993
                                                    --------       -----------
                                                   (Unaudited)
                                     ASSETS
Current assets:

  Cash and cash equivalents                      $     10,391      $     5,322
  Receivables                                          18,801           16,268
  Income tax refund receivable                             --            3,500
  Current portion of notes receivable                   1,539              988
  Inventories                                          65,208           80,158
  Prepaid expenses                                      2,185            1,373
  Deferred income taxes                                 6,898            6,898
                                                      -------          -------
  Total current assets                                105,022          114,507

Timber and timberlands, net                            32,215           35,564
Property, plant and equipment, at cost:
  Land and improvements                                21,015           21,079
  Buildings                                            25,295           25,569
  Machinery and equipment                             109,253          110,771
  Construction in progress                                590            1,198
                                                      -------          -------
                                                      156,153          158,617
  Accumulated depreciation                            (71,424)         (69,121)
                                                      -------          -------

  Net property, plant and equipment                    84,729           89,496
Notes receivable                                       12,971           11,432
Other assets                                           10,104           10,360
                                                      -------          -------

  Total operating assets                              245,041          261,359

Cash restricted for asbestos costs                      3,413              827
Asbestos costs to be reimbursed                     1,000,926          968,309
                                                    ---------          -------

  Total assets                                     $1,249,380       $1,230,495
                                                   ----------       ----------
                                                   ----------       ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)



                                                      March 31      December 31
                                                        1994           1993
                                                    -----------     ------------
                                                    (Unaudited)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                             $    4,501   $     17,657
  Current portion of long-term debt                       3,334          4,764
  Accounts payable and accrued liabilities               29,126         29,858
  Reserve for asbestos-related costs                      2,700          2,700
                                                     ----------    -----------
    Total current liabilities                            39,661         54,979

Long-term debt                                           14,989         23,539
Reserve for asbestos-related costs                       16,371         16,795
Other long-term liabilities                              19,197         18,790
Deferred income taxes                                    22,013         21,935
                                                     ----------    -----------

    Total operating liabilities                         112,231        136,038

Asbestos claims settlements:
  Current                                                11,199         11,048
  Long-term                                             976,729        941,880
                                                     ----------    -----------

    Total asbestos claims settlements                   987,928        952,928

Asbestos-related long-term debt                          21,558         21,361
                                                     ----------    -----------

    Total liabilities                                 1,121,717      1,110,327

Commitments & contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                           --             --
  Common stock, $.01 par value, 15,000,000
    shares authorized; 4,201,420 and
    4,201,420 shares issued                                  42             42
  Additional paid-in capital                             75,873         75,836
  Retained earnings                                      54,175         46,717
  Minimum pension liability adjustment                   (2,427)        (2,427)
                                                     ----------    -----------

    Total stockholders' equity                          127,663        120,168
                                                     ----------    -----------

    Total liabilities and stockholders' equity       $1,249,380     $1,230,495
                                                     ----------    -----------
                                                     ----------    -----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                          Quarter ended March 31
                                                          ----------------------
                                                                1994      1993
                                                                ----      ----
Cash Flows From Operating Activities:
  Net income                                                 $  7,458  $  6,420
  Adjustments to reconcile income to net cash
   provided by operating activities:
   Depreciation, amortization, and depletion                    3,728     3,378
   Deferred income taxes                                           78         6
   Deferred long term benefits                                    437       359
   Compensation for stock grants                                   37       390
   Gain on sale of assets                                        (502)   (1,388)
   Change in working capital                                   12,377     7,002
                                                             --------  --------

  Net cash provided by operations                              23,613    16,167

Cash Flows From Investing Activities:
  Proceeds from asset sales                                     2,430     2,489
  Property, plant and equipment changes                          (809)     (710)
  Timber & timberland changes, net                              3,335      (475)
  Change in other assets                                           16       123
                                                             --------  --------

  Net cash provided by investing activities                     4,972     1,427

Cash Flows From Financing Activities:
  Repayment of debt                                           (23,136)  (23,093)
  Employee stock plan transactions                                 --        18
                                                             --------  --------

  Net cash used for financing activities                      (23,136)  (23,075)

  Net cash provided (used) by business activities               5,449    (5,481)

Cash Flows From Asbestos Related Activities:
  Receipts from insurers                                        3,927    11,824
  Structured settlement program payments                          330    (1,314)
  Other asbestos-related cash transactions                     (2,051)   (5,961)
  Change in cash restricted for asbestos costs                 (2,586)   (5,253)
                                                             --------  --------

  Net cash used by asbestos-related activities                   (380)     (704)
                                                             --------  --------

  Net increase (decrease) in cash                               5,069    (6,185)
  Cash at beginning of period                                   5,322    16,011
                                                             --------  --------

  Cash at end of period                                      $ 10,391  $  9,826
                                                             --------  --------
                                                             --------  --------

  Cash Paid During the Period For:
  Interest                                                   $    913  $    637
  Income taxes                                                      5        49

  Non-Cash Items:
   Increase in asbestos claims settlements                     90,966    13,314
   Payments made to asbestos claimants on Fibreboard's behalf  56,296        --
   Increase in receivables from sales of surplus real estate    2,247        --

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


1. The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Fibreboard management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in Fibreboard's 1993 Annual Report and Form 10-K.

     Interim financial statements are by necessity somewhat tentative. Judgments are used to estimate the amounts recorded each quarter for items that are normally determinable only on an annual basis. For example, numerous items relating to employee benefits are determined annually, with hours worked determining pension plan contribution for the year, eligibility for vacations, etc. Further, all inventory quantities are verified by physically counting the units on hand at least once a year. For those inventories not counted at the end of the quarter, quantities are determined using measured sales and production data for the period.

     The interim period financial information included herein reflects all adjustments of a normal and recurring nature which are, in the opinion of Fibreboard management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2. Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming Fibreboard used the proceeds received to purchase additional shares at market value.

3. Effective January 1, 1993, Fibreboard adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The adoption of SFAS 109 had no effect on reported net income.

     SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. The effective income tax rate, which is based on such estimates, is updated quarterly.

4. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:


                                                        March 31   December 31
                                                          1994         1993
                                                        --------   -----------
     Finished Goods                                     $21,874       $21,833
     Raw Materials                                       42,272        56,649
     Supplies                                             1,062         1,676
                                                        -------       -------
     Total Inventories                                  $65,208       $80,158
                                                        -------       -------
                                                        -------       -------

5. Fibreboard's ability to continue to operate outside of bankruptcy protection is dependent upon its ongoing capability to fund asbestos-related defense and indemnity costs. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

     The following tables illustrate asbestos-related claims activity for the periods indicated:


                                                         Quarter Ended March 31
                                                         ----------------------
                                                             1994         1993
                                                           ------        ------
     Personal Injury
     ---------------
     New claims received(1)                                 3,400         5,900

     Claims disposed
       Settled                                              5,864         1,103
       Dismissed                                              202         1,389
       "Green Card" settlements(2)                             57           173
       Judgments(3)                                            --             1
       Adjustments(4)                                          --         2,300

     Average settlement amount per claim settled-
       pre-1959 claims                                     $   10        $   16
       post-1959 claims                                         7             1

     Claims pending at end of period (5)                   55,100        57,000


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       1994             1993
                                                       ----             ----
     Asbestos-in-Buildings
     ---------------------
     New actions received                                1              --

     Actions disposed
       Dismissed                                         4              --
       Settled                                          --              --
       Joined National Schools class action             --               2

     Actions pending at end of period                   18              27

     1. Of the claims received in 1994, 3,300 claims will be covered by the Global Settlement discussed below, if approved.

     2. Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

     3. Judgments represent defense verdicts in favor of Fibreboard, plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate.

     4. Often, multiple claims are filed for the same injury. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard has an ongoing program to identify duplicate claims and remove them from the claims database, and anticipates additional future adjustments.

     5.   Of the pending claims, 17,900 were filed on or after August 27, 1993 and will be covered by the Global Settlement, if approved.
- - -------------------------------------------------------------------------------

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

     Plant Insulation Company, a former distributor of Fibreboard asbestos-containing products, has filed a complaint against Fibreboard for declaratory relief in California Superior Court seeking a determination that the Global Settlement does not affect its right to indemnity from Fibreboard and challenging the jurisdiction of the federal district court in Texas considering approval of the Global Settlement, the adequacy of representation of the defendant class in that litigation and the fairness of the Global Settlement. Plant has previously lost on several claims involving a right to indemnity from Fibreboard in California courts. One of these decisions has been appealed by Plant and is pending in the California Court of Appeal. Fibreboard believes that Plant's claims lack merit and intends to vigorously oppose them.

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

     The insurers appealed to the California Court of Appeal. Among other issues, Continental disputed the definition of an occurrence under its policy as well as the trigger and scope of coverage as determined by the trial court, while Pacific argued that its policy contained an aggregate limit as well as disputing the trigger and scope of coverage issues. In November 1993, the Court of Appeal issued its ruling on the trigger and scope of coverage issues, confirming the favorable trial court judgments, except the court held the period for coverage would begin at the time of exposure to Fibreboard's asbestos products rather than at the time of exposure to any company's asbestos product, with the presumption that these periods are the same. The insurers have filed petitions for review with the California Supreme Court, which has granted review but not yet scheduled any further activity. At the request of Fibreboard, Continental and Pacific, the Court of Appeal withheld its ruling on the remaining issues while the parties seek approval of the Global and Insurance Settlements. If the Global and/or Insurance Settlements are ultimately approved, Fibreboard and its insurers will seek to dismiss the insurance coverage litigation.

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

     In March 1992, Fibreboard and Pacific entered into a settlement agreement (the Pacific Agreement). If the Global Settlement or Insurance Settlement is approved, the Pacific Agreement will be of no effect. If neither of the settlements is approved, the Pacific Agreement establishes amounts payable to Fibreboard if the trial court judgments are upheld. Fibreboard received $10,000 upon signing the agreements and received an additional $10,000 during 1993. In addition, if the judgments are affirmed on appeal, Fibreboard will receive from $80,000 to $105,000 to be used for claims costs for which it does not otherwise have insurance.

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

     Fibreboard is also litigating with its insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims aggregate $420,000 (including the settlements discussed below), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The insurers dispute coverage, although to date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by its primary carriers.

     Fibreboard has reached final settlements with three of its primary insurers and one of its excess level insurers. In addition, a settlement subject to court approval has been reached with a fourth primary insurer. The final settlements confirm more than $175,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims.

     The asbestos-in-buildings insurance coverage trial has been continued. No date has been set for the trial to recommence. Fibreboard is continuing settlement discussions with the remaining insurers. While optimistic, Fibreboard cannot predict whether such discussions will result in settlements.

     Fibreboard has entered into tentative settlement agreements in two of the class action asbestos-in-buildings claims in which it is involved. The total amount of these settlements was $1,750, which will be fully funded from existing confirmed insurance resources. The settlements are subject to certain court actions. Once these settlements are finalized, the settlement statistics in the table above will be adjusted to reflect these two settlements.

     At the end of 1991, Fibreboard attempted to quantify its liability for asbestos-related personal injury claims then pending and anticipated through the end of the decade. There are many opportunities for error in such an exercise. Assumptions concerning the number of claims to be received, the disease mix of pending and future claims and projections of defense and indemnity costs may or may not prove correct. Fibreboard's assumptions are based on its historical experience, modified as appropriate for anticipated demographic changes or changes in the litigation environment.

     Notwithstanding the inherent risk of significant error in such a calculation, Fibreboard estimated the amount necessary to defend and dispose of asbestos-related personal injury claims pending at December 31, 1991 and anticipated through the end of the decade plus the costs of prosecuting its insurance coverage litigation, would aggregate $1,610,000. Because of the dynamic nature of this litigation, it is more difficult to estimate how many personal injury claims will be received after 1999 as well as the costs of defending and disposing of those future claims. Consequently, Fibreboard's estimated liability contains no amounts for personal injury claims received after the end of the decade, although it is likely additional claims will be received thereafter. In addition, the projected liability does not include any liability for asbestos-in-buildings claims, if any, as Fibreboard believes that any liability for such claims is not subject to reasonable estimation.

     Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion is based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $19,071 at March 31, 1994.

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

6.   Information about Fibreboard's industry segments is set forth below:


                                                          Quarter Ended March 31
                                                          ----------------------
                                                           1994         1993
                                                           ----         ----
Outside sales
  Wood products                                           $48,080     $ 47,029
  Industrial insulation products                           14,428       12,851
  Resort operations                                        23,792       15,014
                                                          -------     --------
                                                          $86,300     $ 74,894
                                                          -------     --------
                                                          -------     --------
Segment profit
  Wood products                                           $ 4,874     $  6,367
  Industrial insulation products                            2,206        1,391
  Resort operations                                         8,496        5,472
                                                          -------     --------

Total Operations                                           15,576       13,230

Unallocated expense                                        (2,829)      (3,301)
Interest expense                                             (980)        (881)
Interest and other income                                     767        1,833
                                                          -------     --------
Income before income taxes                                $12,534     $ 10,881
                                                          -------     --------
                                                          -------     --------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Wood Products--
   Wood products sales increased 2% compared to 1993. Sales increases occurred in lumber (higher average sales prices and shipment volume) and millwork (higher unit sales prices on slightly lower shipment volume) while plywood sales remained flat (higher sales prices offset by lower shipment volume). Sales during the first quarter of 1993 included approximately $3 million of sales from the agricultural container business which was sold early in the first quarter of 1994.

   Wood products operating profit decreased from $6.4 million to $4.9 million, reflecting higher costs of raw materials consumed during the first quarter of 1994 when compared with 1993. Fibreboard anticipates its raw material costs will continue to be higher for the remainder of 1994 than in 1993.

   Fibreboard believes it has sufficient log inventories and timber under contract or available from its own lands to meet raw material needs through the end of 1994 and well into 1995. Providing an uninterrupted timber supply remains a top priority. Fibreboard anticipates significant competition for available timber supplies which could result in shortages and/or increased costs.

   In the past, timber supply concerns have resulted in increased sales prices for Fibreboard's wood products. While there can be no assurance, Fibreboard believes sales prices for its products may continue to increase should timber supply be further constrained. Continuing supply constraints should also enhance the value of Fibreboard's fee-owned timberlands.

Industrial Insulation Products--
   Industrial insulation products sales increased 12% on a slightly higher volume of calcium silicate molded insulation shipments and improved sales of metal products resulting from higher unit sales prices. Operating profit increased from $1.4 million during 1993 to $2.2 million. Improved operating profit resulted primarily from improved margins on metals sales as unit sales prices increased relative to inventory costs. In addition, $0.4 million was realized during the first quarter of 1994 from mineral lease income.

Resort Operations--
   Resort operations revenues increased 58% to $23.8 million due to increased skier days at Northstar-at-Tahoe and the addition of Sierra-at-Tahoe which was not included in the 1993 results. This skier day increase was achieved during the sixth lowest season snowfall total of the past 18 years. Operating profit increased from $5.5 million to $8.5 million as a result of increased skier days, the addition of Sierra-at-Tahoe, aggressive marketing programs and cost controls, in spite of much higher snowmaking costs incurred during 1994.

General Corporate Expenses--
   Unallocated costs decreased from $3.3 million to $2.8 million. The decrease is due to the 1993 recognition of compensation expense associated with the vesting of certain performance based stock options.

Other Items--
   Interest expense increased from $0.9 million to $1.0 million. Interest and other income declined from $1.8 million to $0.8 million. The sale of surplus property resulted in pre-tax gains of $0.2 million in 1994 versus $1.4 million in 1993.

   First quarter 1994 net income of $7.5 million is not considered representative of the income potential for the full year. A significant component of the first quarter income realized was generated by Fibreboard's resort operations, which are highly seasonal. These operations generate the majority of their revenues and profits the first quarter of each year with subsequent drops in revenues and profitability until the following winter. In addition, lumber sales prices have fallen during the second quarter from first quarter levels and demand is reduced. Fibreboard cannot predict whether sales prices or demand will increase later in the year.

FINANCIAL CONDITION

   Cash generated from operations increased from $16.2 million in 1993 to $23.6 million in 1994, including reductions of non-cash working capital of $7.0 million in 1993 and $12.4 million in 1994. Notes payable to banks decreased from $17.7 million at December 31, 1993 to $4.5 million at March 31, 1994. Amounts available for borrowing were $29.6 million at March 31, 1994. The reduction in outstanding notes payable was achieved through the use of cash flow generated in the first quarter. In addition, cash flow from resort operations was used to reduce their reducing revolving credit facility from $10.0 million at December 31, 1993 to $0.5 million at March 31, 1994. At March 31, 1994, $14.5 million was available for borrowing under credit facilities supporting the resort operations.

   Fibreboard's $40 million operating line of credit expires in August 1994. In anticipation of this event, Fibreboard has had discussions with a number of banks regarding a replacement facility, and has received commitments from two banks to agent a $100 million, three-year revolving facility at lower borrowing costs than under the existing facility. Fibreboard believes this new facility will be finalized in advance of the expiration of its existing $40 million facility.

   Fibreboard anticipates primarily discretionary capital expenditures of approximately $6.0 to $7.0 million during 1994, primarily for replacements and improvements of machinery and equipment and additional ski area amenities.

   In addition to cash needs related to continuing operations, Fibreboard must fund its on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At March 31, 1994, Fibreboard had $3.4 million in cash on hand restricted for asbestos-related costs.

   Fibreboard and Continental Casualty have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements (which are more fully discussed in Fibreboard's Annual Report on Form 10-K for the year ended December 31, 1993), or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under prior settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.

   During the first quarter of 1994, the Insurance or Global Settlements progressed toward a trial court decision which is expected later this year.

   Additional information regarding the asbestos-related litigation can be found in note 5 to the consolidated financial statements beginning on page 8.


                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

   In March 1994, two purported class action lawsuits were filed in Delaware Chancery Court naming Fibreboard and its directors as defendants (Sonem Partners Ltd., et al. v. Roach, et al., Civil Action No. 13411; Vogel V. Roach, et al., Civil Action No. 13421). An additional purported class action lawsuit was filed in April 1994 (Kahlenberg, et al. v. Fibreboard Corporation, et al., Civil Action No. 13471). These lawsuits allege substantially similar causes of action for breach of fiduciary duty relating to the recent amendment of Fibreboard's stockholder rights plan and Fibreboard's rejection of unsolicited proposals from Carl Pohlad of a merger with or an acquisition of Fibreboard. These lawsuits seek injunctive relief and unspecified monetary damages. Fibreboard believes the purported class action suits are without merit and intends to defend them vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibit is filed as part of this Form 10-Q:

      Exhibit No.    Description
      -----------    --------------------------------------

          10.1 Amendment No. 1 to Fibreboard Corporation Restated 1988 Employee Stock Option and Rights Plan, dated as of April 7, 1994.

(b) No Current Reports on Form 8-K were filed during the period January 1, 1994 to March 31, 1994.

                                      SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIBREBOARD CORPORATION
                                          ----------------------
                                               (Registrant)



Dated:  May 12, 1994                By:   /S/ James P. Donohue
                                          ----------------------
                                          James P. Donohue
                                          Senior Vice President,
                                          Finance and Administration and
                                          Chief Financial Officer



Dated:  May 12, 1994                By:   /S/ Garold E. Swan
                                          ----------------------
                                          Garold E. Swan
                                          Vice President and Controller