Form 10-Q
period 1994-06-30
FIBREBOARD CORP /DE
filed 1994-08-15
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


(MARK ONE)
   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                                              -------------
          OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
          ______________

COMMISSION FILE NO. 0-016951

                             FIBREBOARD CORPORATION
                             ----------------------
               (exact name of registrant as specified in charter)


                  Delaware                           94-0751580
             -------------------------------------------------------
             (State or other juris-           (I.R.S. Employer Iden-
               diction of incorporation)         tification No.)


         2121 North California Blvd., Suite 560, Walnut Creek, CA  94596
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (510) 274-0700
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                            ------------------------
               (Former name, former address or former fiscal year,
                          if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    XXX     .   No            .
                                              ------------      ------------

  As of the close of business on August 8, 1994, the registrant had outstanding 4,211,170 shares of common stock.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

  The following unaudited financial statements are filed as part of this report:


Financial Statement Title                                        Page
- - -----------------------------------------                        ----
Consolidated statements of income for the three and six
month periods ended June 30, 1994 and 1993                        3

Consolidated balance sheets as of June 30, 1994
and December 31, 1993                                             4

Consolidated statements of cash flows for the six
months ended June 30, 1994 and 1993                               6

Notes to consolidated financial statements                        7


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                   Quarter                     Six Months
                                                Ended June 30                 Ended June 30
                                           -----------------------      ------------------------

                                             1994           1993           1994          1993
                                           --------       --------      ----------     ---------
Net sales                                  $59,608        $65,021       $145,908       $139,915
Cost of sales                               52,673         54,404        119,447        112,557
                                           -------        -------       --------       --------
Gross margin                                 6,935         10,617         26,461         27,358

Selling and administrative expenses          3,869          4,806         10,648         11,618
                                           -------        -------       --------       --------

Income from operations                       3,066          5,811         15,813         15,740
Interest expense                              (553)          (635)        (1,533)        (1,516)
Interest and other income                    1,025            537          1,792          2,370
                                           -------        -------       --------       --------
Income before income taxes                   3,538          5,713         16,072         16,594
Income taxes                                (1,433)        (2,343)        (6,509)        (6,804)
                                           -------        -------       --------       --------
Net income                                 $ 2,105       $  3,370       $  9,563       $  9,790
                                           -------        -------       --------       --------
                                           -------        -------       --------       --------

Earnings per share:
  Primary                                    $ .47           $.78         $ 2.13          $2.25
  Fully diluted                                .47            .77           2.13           2.23

Common equivalent shares (thousands)
(Weighted average)
  Primary                                    4,490          4,340          4,492          4,350
  Fully diluted                              4,490          4,352          4,492          4,389

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                JUNE 30              DECEMBER 31
                                                 1994                   1993
                                              -----------            -----------
                                              (UNAUDITED)

                                     ASSETS
Current assets:

  Cash and cash equivalents                   $   12,295             $    5,322
  Receivables                                     15,325                 16,268
  Income tax refund receivable                        --                  3,500
  Current portion of notes receivable              1,626                    988
  Inventories                                     56,597                 80,158
  Prepaid expenses                                 1,568                  1,373
  Deferred income taxes                            6,898                  6,898
                                              ----------             ----------

  Total current assets                            94,309                114,507

Timber and timberlands, net                       33,688                 35,564
Property, plant and equipment, at cost:
  Land and improvements                           20,554                 21,079
  Buildings                                       24,945                 25,569
  Machinery and equipment                        108,551                110,771
  Construction in progress                         1,604                  1,198
                                              ----------             ----------
                                                 155,654                158,617
  Accumulated depreciation                       (71,709)               (69,121)
                                              ----------             ----------

  Net property, plant and equipment               83,945                 89,496
Notes receivable                                  12,568                 11,432
Other assets                                      10,077                 10,360
                                              ----------             ----------
  Total operating assets                         234,587                261,359

Cash restricted for asbestos costs                 3,675                    827
Asbestos costs to be reimbursed                  896,019                968,309
                                              ----------             ----------

  Total assets                                $1,134,281             $1,230,495
                                              ----------             ----------
                                              ----------             ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                    JUNE 30          DECEMBER 31
                                                     1994               1993
                                                  -----------        -----------
                                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                          $       --         $   17,657
  Current portion of long-term debt                    3,894              4,764
  Accounts payable and accrued liabilities            20,903             29,858
  Reserve for asbestos-related costs                   2,700              2,700
                                                  ----------         ----------

    Total current liabilities                         27,497             54,979

Long-term debt                                        15,804             23,539
Reserve for asbestos-related costs                    15,618             16,795
Other long-term liabilities                           18,600             18,790
Deferred income taxes                                 22,103             21,935
                                                  ----------         ----------

    Total operating liabilities                       99,622            136,038

Asbestos claims settlements:
  Current                                             10,913             11,048
  Long-term                                          872,124            941,880
                                                  ----------         ----------

    Total asbestos claims settlements                883,037            952,928

Asbestos-related long-term debt                       21,780             21,361
                                                  ----------         ----------

    Total liabilities                              1,004,439          1,110,327

Commitments & contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000
   shares authorized; none issued                         --                 --
  Common stock, $.01 par value, 15,000,000
   shares authorized; 4,207,420 and
   4,201,420 shares issued                                42                 42
  Additional paid-in capital                          75,947             75,836
  Retained earnings                                   56,280             46,717
  Minimum pension liability adjustment                (2,427)            (2,427)
                                                  ----------         ----------

    Total stockholders' equity                       129,842            120,168
                                                  ----------         ----------

    Total liabilities and stockholders' equity    $1,134,281         $1,230,495
                                                  ----------         ----------
                                                  ----------         ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                   Six Months ended June 30
                                                                   ------------------------
                                                                     1994           1993
                                                                     ----           ----
Cash Flows From Operating Activities:
  Net income                                                       $  9,563       $  9,790
  Adjustments to reconcile income to net cash
   provided by operating activities:
   Depreciation, amortization, and depletion                          5,107          5,631
   Deferred income taxes                                                168              6
   Deferred long term benefits                                         (130)           714
   Compensation for stock grants                                         76            424
   Gain on sale of assets                                            (1,690)        (1,428)
   Change in working capital                                         17,027          4,446
                                                                   --------        -------
  Net cash provided by operations                                    30,121         19,583

Cash Flows From Investing Activities:
   Proceeds from asset sales                                          3,698          2,569
   Property, plant and equipment changes                             (1,964)        (2,276)
   Timber & timberland changes, net                                   1,609         (4,422)
   Change in notes receivable                                           943            774
                                                                   --------        -------

  Net cash provided (used) by investing activities                    4,286         (3,355)

Cash Flows From Financing Activities:
   New borrowing                                                         --          5,000
   Repayment of debt                                                (26,262)       (26,163)
   Employee stock plan transactions                                      35             50
                                                                   --------        -------

  Net cash used for financing activities                            (26,227)       (21,113)

  Net cash provided (used) by business activities                     8,180         (4,885)

Cash Flows From Asbestos Related Activities:
   Receipts from insurers                                             5,081         18,051
   Structured settlement program payments                               349         (1,667)
   Other asbestos-related cash transactions                          (3,789)        (8,567)
   Change in cash restricted for asbestos costs                      (2,848)         3,215
                                                                   --------        -------

  Net cash provided (used) by asbestos-related activities            (1,207)        11,032
                                                                   --------        -------

  Net increase in cash                                                6,973          6,147
  Cash at beginning of period                                         5,322         16,011
                                                                   --------        -------

  Cash at end of period                                            $ 12,295       $ 22,158
                                                                   --------        -------
                                                                   --------        -------


  Cash Paid During the Period For:
   Interest                                                        $  1,866       $  1,335
   Income taxes                                                       5,396          1,717

  Non-Cash Items:
   Increase in asbestos claims settlements                          104,367         19,964
   Payments made to asbestos claimants on Fibreboard's behalf       174,607            254
   Increase in receivables from sales of surplus real estate          2,949             --

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

     The interim period financial information included herein reflects all adjustments of a normal and recurring nature which are, in the opinion of Fibreboard management, necessary for a fair presentation of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

4. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:

                                               June 30   December 31
                                                1994         1993
                                              --------   -----------
     Finished Goods                            $20,575     $21,833
     Raw Materials                              35,033      56,649
     Supplies                                      989       1,676
                                               -------    --------
          Total Inventories                    $56,597     $80,158
                                               -------    --------
                                               -------    --------


5. Fibreboard's ability to continue to operate in the normal course of business is dependent upon its ongoing capability to fund asbestos-related defense and indemnity costs. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

     The following tables illustrate asbestos-related claims activity for the periods indicated:

                                                     Six Months ended June 30
                                                     ------------------------
                                                       1994           1993
                                                       ----           ----
     PERSONAL INJURY

     New claims received                               3,100         11,400

     Claims disposed
       Settled                                        13,009          1,531
       Dismissed                                         385          1,402
       "Green Card" settlements(1)                        83            201
       Judgments (2)                                       3             27
       Adjustments (3)                                    --          2,300

     Average settlement amount per claim settled-
       pre-1959 claims                               $     8        $    15
       post-1959 claims                                    7              5

     Claims pending at end of period                  47,400         62,100


                                               Six Months Ended June 30
                                              -------------------------
                                                   1994        1993
                                                  ------      ------
     ASBESTOS-IN-BUILDINGS

     New actions received                           1           --

     Actions disposed
       Dismissed                                    6            2
       Settled                                     --            1
       Joined National Schools class action        --            2

     Actions pending at end of period              16           24


     1. Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

     2. Judgments represent defense verdicts in favor of Fibreboard, plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate.

     3. Often, multiple claims are filed for the same injury. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard has an ongoing program to identify duplicate claims and remove them from the claims database, and anticipates additional future adjustments.

- - -------------------------------------------------------------------------------

     During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. Fibreboard believes trial court approval could occur during 1994, but if appealed, it may be 1995 or later before final court approval could be obtained. The United States District Court for the Eastern District of Texas on July 29, 1994 issued an order preliminarily approving the Global Settlement. The Court provisionally certified separate classes for the Global Settlement and Insurance Settlement. The Court also approved the immediate commencement of a 90-day nationwide direct mail, radio, television and print media campaign to provide notice to members of each class. Following the completion of the notice period, the Court scheduled a Global Settlement final fairness hearing on December 12, 1994 and a hearing immediately following to consider final trial court approval of the Insurance Settlement.

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

     All insurance proceeds due from other insurers under previous settlements have been received with the exception of approximately $10,000 from Home Insurance (Home). Fibreboard intends to draw these funds for a substantial portion of its contribution to the Global Settlement if approved.

     Plant Insulation Company, a former distributor of Fibreboard asbestos-containing products, has filed a complaint against Fibreboard for declaratory relief in California Superior Court seeking a determination that the Global Settlement does not affect its right to indemnity from Fibreboard and challenging the jurisdiction of the federal district court in Texas considering approval of the Global Settlement, the adequacy of representation of the defendant class in that litigation and the fairness of the Global Settlement. Plant has previously lost on several claims involving a right to indemnity from Fibreboard in California courts. One of these decisions was appealed by Plant and the California Court of Appeal recently confirmed the trial court decision in Fibreboard's favor. Fibreboard believes that Plant's claims lack merit and intends to vigorously oppose them. Fibreboard, Continental, Pacific and plaintiff's representatives have entered into an agreement assuring that Plant's claims will not affect the likelihood nor timing of obtaining final court approval of the Global Settlement.

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

     Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion is based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $18,318 at June 30, 1994.

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

6.   Information about Fibreboard's industry segments is set forth below:

                                             Quarter                     Six Months
                                          Ended June 30                 Ended June 30
                                          -------------                 -------------
                                        1994           1993          1994            1993
                                       ------         ------        ------          ------
Outside sales
  Wood products                       $43,951        $49,624       $ 92,031       $ 96,653
  Industrial insulation products       12,537         12,357         26,965         25,208
  Resort operations                     3,120          3,040         26,912         18,054
                                      -------        -------       --------       --------
                                      $59,608        $65,021       $145,908       $139,915
                                      -------        -------       --------       --------
                                      -------        -------       --------       --------
Segment profit
  Wood products                       $ 2,761        $ 6,895       $  7,635       $ 13,262
  Industrial insulation products        1,402          1,285          3,608          2,676
  Resort operations                      (569)          (639)         7,927          4,833
                                      -------        -------       --------       --------

Total operations                        3,594          7,541         19,170         20,771

Unallocated expense                      (528)        (1,730)        (3,357)        (5,031)
Interest expense                         (553)          (635)        (1,533)        (1,516)
Interest and other income               1,025            537          1,792          2,370
                                      -------        -------       --------       --------
Income before income taxes            $ 3,538        $ 5,713       $ 16,072       $ 16,594
                                      -------        -------       --------       --------
                                      -------        -------       --------       --------

7. On June 30, 1994, Fibreboard finalized a $100,000 three-year revolving credit facility with seven banks. Borrowings under the facility are secured by the timberlands and carry interest at either prime or at 0.75% to 1.00% above the Eurodollar rate. Borrowings may be used for general corporate purposes as well as for approved acquisitions.

     Subsequent to June 30, 1994, Fibreboard sold approximately 8,900 acres of timberland which were not strategically located to serve its primary converting facilities for a gain of $18,858. The transaction will be recorded in the third quarter results for 1994.

     On July 27, 1994, Fibreboard announced an agreement in principle to acquire the stock of Norandex, Inc., a manufacturer and distributor of residential exterior building products, for between $110,000 and $120,000 in cash. The proposed acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Quarter ended June 30, 1994 vs. 1993

Wood Products--
  Wood products sales declined 11% compared to 1993. While lumber sales were higher (increased volume but lower average sales prices), reductions were experienced in millwork (reduced average sales prices) and plywood (lower shipment volume). In addition, sales during the second quarter of 1993 included approximately $2.2 million of sales from the agricultural container business which was sold early in the first quarter of 1994.

  Wood products operating profit decreased from $6.9 million to $2.8 million, reflecting higher costs of raw materials consumed during the second quarter of 1994 when compared with 1993, lower lumber and millwork sales prices and reduced plywood manufacturing volumes which increase production costs. Fibreboard anticipates its raw material costs will continue to be higher for the remainder of 1994 than in 1993.

  Fibreboard believes it has sufficient log inventories and timber under contract or available from its own lands to meet raw material needs through the end of 1994 and well into 1995. Providing an uninterrupted timber supply remains a top priority. Fibreboard anticipates significant competition for available timber supplies which could result in shortages and/or increased costs.


Industrial Insulation Products--
  Industrial insulation products sales increased 1%. Improved sales of metal products resulting from higher unit sales prices were offset by reductions in the sales of calcium silicate molded insulation and fireproofing board due to lower shipment volume. Operating profit increased from $1.3 million during 1993 to $1.4 million. Improved operating profit resulted primarily from improved margins on metals sales as unit sales prices increased relative to inventory costs.

Resort Operations--
  Resort operations revenues increased 3% to $3.1 million. Revenue generated from the addition of Sierra-at-Tahoe, which was not included in the 1993 results, was offset by lower revenues at Northstar-at-Tahoe as the 1994 ski season was approximately three weeks shorter than the record 1993 operating season. The seasonal operating loss declined slightly from $0.64 million to $0.57 million as a result of the addition of Sierra-at-Tahoe, aggressive marketing programs and cost controls and a 1994 gain on the sale of real estate of $0.3 million.

General Corporate Expenses--
  Unallocated costs decreased from $1.7 million to $0.5 million. The decrease was due to the reversal of expenses recognized in prior periods for stock price based incentive compensation and the resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

Other Items--
  Interest expense remained constant at $0.6 million. Interest and other income increased from $0.5 million to $1.0 million. The sale of surplus property resulted in pre-tax gains of $0.7 million in 1994 versus zero in 1993.

  At its annual meeting in June 1994, Fibreboard described its acquisition program, the goal of which is to acquire businesses with a combined value of $100 million to $200 million capable of generating an incremental $1.00 to $2.00 of annual earnings per share. If such businesses can be acquired and assimilated, Fibreboard believes it can shortly thereafter generate consolidated earnings per share of between $3.50 and $5.00. In July 1994, Fibreboard announced an agreement in principle to purchase the stock of Norandex Inc., a manufacturer and distributor of residential exterior building products. Fibreboard expects to pay between $110 million and $120 million in cash for Norandex, which had 1993 sales of approximately $200 million and pre-tax operating income between $15 million and $20 million.

Six months ended June 30, 1994 vs 1993

Wood Products--
  Wood products sales declined 5% compared to 1993. While lumber sales were higher (increased volume and flat average sales prices), millwork sales were flat and plywood sales declined (lower shipment volume reduced by higher average sales prices). In addition, sales during 1993 included approximately $5.1 million of sales from the agricultural container business which was sold early in the first quarter of 1994.

  Wood products operating profit decreased from $13.3 million to $7.6 million, reflecting higher costs of raw materials consumed during the first six months of 1994 when compared with 1993 and reduced plywood manufacturing volumes which increased production costs.

Industrial Insulation Products--
  Industrial insulation products sales increased 7%. Improved sales of metal products resulting from higher unit sales prices were offset by reductions in the sales of calcium silicate molded insulation and fireproofing board due to shipment volume reductions. Operating profit increased from $2.7 million during 1993 to $3.6 million. Improved operating profit resulted primarily from improved margins on metals sales as unit sales prices increased relative to inventory costs. In addition, $0.4 million was realized in 1994 from mineral lease income.

Resort Operations--
  Resort operations revenues increased 49% to $26.9 million due to increased skier days at Northstar-at-Tahoe and the addition of Sierra-at-Tahoe, which was not included in the 1993 results. Operating profit increased from $4.8 million to $7.9 million as a result of increased skier days at Northstar, the addition of Sierra-at-Tahoe, aggressive marketing programs and cost controls and a 1994 gain on the sale of real estate of $0.3 million, offset by higher snowmaking costs in 1994.

General Corporate Expenses--
  Unallocated costs decreased from $5.0 million to $3.4 million. The decrease was due to general cost containment, the 1993 recognition of compensation expense associated with the vesting of certain performance based stock options and the 1994 resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

Other Items--
  Interest expense remained constant at $1.5 million. Interest and other income declined from $2.4 million to $1.8 million. The sale of surplus property resulted in pre-tax gains of $1.4 million in 1994 versus $1.4 million in 1993.


FINANCIAL CONDITION

  Cash generated from operations increased from $19.6 million in 1993 to $30.1 million in 1994, including reductions of non-cash working capital of $4.4 million in 1993 and $17.0 million in 1994. Notes payable to banks decreased from $17.7 million at December 31, 1993 to zero at June 30, 1994. The reduction in outstanding notes payable was achieved through the use of cash flow generated in the first quarter. In addition, cash flow from resort operations was used to reduce their reducing revolving credit facility from $10.0 million at December 31, 1993 to zero at June 30, 1994. At June 30, 1994, $13.6 million was available for borrowing under credit facilities supporting the resort operations.

  On June 30, 1994, Fibreboard finalized a $100 million three-year revolving credit facility with seven banks. Borrowings under the facility carry interest at either prime or at 0.75% to 1.00% above the Eurodollar rate. Proceeds under this facility may be used for general corporate purposes as well as for approved acquisitions.

  In July 1994, Fibreboard sold approximately 8,900 acres of timberland which were not strategically located to serve its primary converting facilities for $21.5 million in cash, resulting in a pre-tax gain of $18,858.

  As discussed above, on July 27, 1994, Fibreboard announced an agreement in principle to purchase the stock of Norandex Inc. from Noranda Aluminum, Inc. in a purchase transaction valued between $110 million and $120 million. The proposed transaction will be funded with cash on hand and borrowings under the new revolving credit facility.

  Fibreboard anticipates primarily discretionary capital expenditures of approximately $7.0 to $8.0 million during 1994, primarily for replacements and improvements of machinery and equipment and additional ski area amenities.

  In addition to cash needs related to continuing operations, Fibreboard must fund its on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At June 30, 1994, Fibreboard had $3.7 million in cash on hand restricted for asbestos-related costs.

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


                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

  During the quarter ended June 30, 1994, there were no material developments in those proceedings disclosed in Fibreboard's quarterly report on Form 10-Q for the quarter ended March 31, 1994. Material developments in the asbestos-related litigation are described in Note 5 to the consolidated financial statements beginning on page 8.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of Fibreboard Corporation stockholders was held June 7, 1994, for the purpose of electing three (3) directors and to ratify the selection of Arthur Andersen & Co. as independent public accountants for the 1994 fiscal year. No other business was conducted at the annual meeting.

  The following table presents the results of the voting for the directors elected at the annual meeting and the ratification of the selection of Arthur Andersen & Co.:


Director or Issue        Votes For      Votes Withheld      Abstentions
- - -----------------        ---------      --------------      -----------

Philip R. Bogue          3,748,865         24,674                  0

George B. James          3,750,995         22,544                  0

John D. Roach            3,750,345         23,194                  0

Selection of Arthur
  Andersen & Co.         3,746,862         16,981              9,696


Note:  There were no broker non votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this Form 10-Q:

     Exhibit No.    Description
     -----------    -------------------------------------

         10.1 Credit Facility Dated June 30, 1994 Between Fibreboard Corporation, as Borrower, Certain Lending Institutions, Continental Bank, as Administrative Co-Agent, and Bank of America, as Collateral Co-Agent

         10.2 Press release dated July 17, 1994 relating to the agreement by Fibreboard to acquire Norandex Inc.

         10.3 Agreement dated March 1994 among Representative Plaintiffs, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company.

(b) No Current Reports on Form 8-K were filed during the period April 1, 1994 to June 30, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIBREBOARD CORPORATION
                                          (Registrant)




Dated:  August 12, 1994            By:  /s/ James P. Donohue
                                        ----------------------
                                        James P. Donohue
                                        Senior Vice President,
                                        Finance and Administration and
                                        Chief Financial Officer



Dated:  August 12, 1994            By:  /s/ Garold E. Swan
                                        ----------------------
                                        Garold E. Swan
                                        Vice President and Controller