Form 10-Q
period 1994-09-30
FIBREBOARD CORP /DE
filed 1994-11-14
CIK 833053

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


(Mark One)
   [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR
            ------------------

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
            -------------    --------------

COMMISSION FILE NO. 0-016951

                               FIBREBOARD CORPORATION
               (exact name of registrant as specified in charter)


                  Delaware                           94-0751580
       ----------------------------              -------------------
       (State or other jurisdiction                (I.R.S. Employer
              of incorporation)                  Identification No.)


        2121 North California Blvd., Suite 560, Walnut Creek, CA  94596
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
Yes  XXX .    No     .
    -----         ----


   As of the close of business on November 11, 1994, the registrant had outstanding 4,220,225 shares of common stock.

                              PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


   The following unaudited financial statements are filed as part of this report:



FINANCIAL STATEMENT TITLE                                             PAGE
- -------------------------                                             ----
Consolidated statements of income for the three and nine
month periods ended September 30, 1994 and 1993                        3

Consolidated balance sheets as of September 30, 1994
and December 31, 1993                                                  4

Consolidated statements of cash flows for the nine
months ended September 30, 1994 and 1993                               6


Notes to consolidated financial statements                             7

                   FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                        (Dollar Amounts in Thousands)
                                 (Unaudited)


                                              QUARTER                 NINE MONTHS
                                         ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                       --------------------      ----------------------
                                         1994        1993          1994          1993
                                       -------      -------      --------      --------
Net sales                              $80,393      $59,136      $226,301      $199,051
Cost of sales                           68,738       52,743       188,185       165,300
                                       -------      -------      --------      --------
Gross margin                            11,655        6,393        38,116        33,751

Selling and administrative expenses      8,661        4,559        19,309        16,177
                                       -------      -------      --------      --------
Income from operations                   2,994        1,834        18,807        17,574
Interest expense                        (1,145)        (979)       (2,678)       (2,495)
Interest and other income               20,165        1,157        21,957         3,527
                                       -------      -------      --------      --------
Income before income taxes              22,014        2,012        38,086        18,606
Income taxes                            (8,999)        (824)      (15,508)       (7,628)
                                       -------      -------      --------      --------
Net income                             $13,015      $ 1,188      $ 22,578      $ 10,978
                                       -------      -------      --------      --------
                                       -------      -------      --------      --------
Earnings per share:
  Primary                                $2.90         $.27         $5.03         $2.48
  Fully diluted                           2.90          .26          5.02          2.41

Common equivalent shares (thousands)
(Weighted average)
  Primary                                4,492        4,477         4,492         4,420
  Fully diluted                          4,492        4,538         4,494         4,556

                    FIBREBOARD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)

                                          SEPTEMBER 30     DECEMBER 31
                                              1994            1993
                                           -----------     -----------
                                           (UNAUDITED)
                                    ASSETS
Current assets:

  Cash and cash equivalents                 $    7,598    $      5,322
  Receivables                                   45,162          16,268
  Income tax refund receivable                      --           3,500
  Current portion of notes receivable            1,458             988
  Inventories                                   82,178          80,158
  Prepaid expenses                               1,284           1,373
  Deferred income taxes                         11,465           6,898
                                            ----------    ------------
  Total current assets                         149,145         114,507


Timber and timberlands, net                     30,103          35,564
Property, plant and equipment, at cost:
  Land and improvements                         21,505          21,079
  Buildings                                     36,258          25,569
  Machinery and equipment                      123,987         110,771
  Construction in progress                       5,097           1,198
                                            ----------    ------------

                                               186,847         158,617
  Accumulated depreciation                     (72,580)        (69,121)
                                            ----------    ------------
  Net property, plant and equipment            114,267          89,496
Notes receivable                                12,585          11,432
Goodwill                                        63,587              --
Other assets                                    12,451          10,360
                                            ----------    ------------
  Total operating assets                       382,138         261,359

Cash restricted for asbestos costs               3,226             827
Asbestos costs to be reimbursed                865,958         968,309
                                            ----------    ------------
  Total assets                              $1,251,322      $1,230,495
                                            ----------    ------------
                                            ----------    ------------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)

                                                 SEPTEMBER 30    DECEMBER 31
                                                     1994           1993
                                                 ------------    -----------
                                                  (UNAUDITED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                          $       --     $   17,657
  Current portion of long-term debt                    2,051          4,764
  Accounts payable and accrued liabilities            61,192         29,858
  Reserve for asbestos-related costs                   2,700          2,700
                                                  ----------     ----------
    Total current liabilities                         65,943         54,979

Long-term debt                                       107,022         23,539
Reserve for asbestos-related costs                    15,120         16,795
Other long-term liabilities                           21,622         18,790
Deferred income taxes                                 24,352         21,935
                                                  ----------     ----------
    Total operating liabilities                      234,059        136,038

Asbestos claims settlements:
  Current                                              9,275         11,048
  Long-term                                          843,058        941,880
                                                  ----------     ----------
    Total asbestos claims settlements                852,333        952,928


Asbestos-related long-term debt                       22,033         21,361
                                                  ----------     ----------
    Total liabilities                              1,108,425      1,110,327

Commitments & contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                        --             --
  Common stock, $.01 par value, 15,000,000
    shares authorized; 4,211,170 and
    4,201,420 shares issued                               42             42
  Additional paid-in capital                          75,987         75,836
  Retained earnings                                   69,295         46,717
  Minimum pension liability adjustment                (2,427)        (2,427)
                                                  ----------     ----------
    Total stockholders' equity                       142,897         120,168
                                                  ----------     -----------
    Total liabilities and stockholders' equity    $1,251,322      $1,230,495
                                                  ----------     -----------
                                                  ----------     -----------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)
                                  (Unaudited)


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------
                                                                  1994        1993
                                                                 --------   --------
Cash Flows From Operating Activities:
  Net income                                                     $ 22,578   $ 10,978
  Adjustments to reconcile income to net cash
    provided (used) by operating activities:
    Depreciation, amortization, and depletion                       7,165      8,044
    Deferred income taxes                                             154          6
    Deferred long term benefits                                      (456)     1,075
    Compensation for stock grants                                     113      1,002
    Gain on sale of assets                                        (21,270)    (2,136)
    Change in working capital                                      28,717    (23,007)
                                                                 --------   --------
  Net cash provided (used) by operations                           37,001     (4,038)
  Net cash provided by discontinued operations                         --      2,193

Cash Flows From Investing Activities:
    Non-cash net assets of acquired operations                   (120,115)   (13,054)
    Proceeds from asset sales                                      26,023      3,231
    Property, plant and equipment changes                          (5,726)    (6,276)
    Timber & timberland changes, net                                2,229     (3,537)
    Change in notes receivable                                      1,336        977
    Change in other assets                                             24       (283)
                                                                 --------   --------
  Net cash used by investing activities                           (96,229)   (18,942)

Cash Flows From Financing Activities:
    New borrowing                                                  93,000      5,000
    Repayment of debt                                             (29,887)      (974)
    Employee stock plan transactions                                   38        293
                                                                 --------   --------
  Net cash provided by financing activities                        63,151      4,319

  Net cash provided (used) by business activities                   3,923    (16,468)

Cash Flows From Asbestos Related Activities:
    Receipts from insurers                                          5,360     18,702
    Structured settlement program activity                            472     (1,667)
    Other asbestos-related cash transactions                       (5,080)   (11,507)
    Change in cash restricted for asbestos costs                   (2,399)     5,145
                                                                 --------   --------
  Net cash provided (used) by asbestos-related activities          (1,647)    10,673
                                                                 --------   --------
  Net increase (decrease) in cash                                   2,276     (5,795)
  Cash at beginning of period                                       5,322     16,011
                                                                 --------   --------
  Cash at end of period                                           $ 7,598   $ 10,216
                                                                 --------   --------
                                                                 --------   --------
  Cash Paid During the Period For:
    Interest                                                     $  1,913   $  2,000
    Income taxes                                                    6,054      3,252

  Non-Cash Items:
    Increase in asbestos claims settlements                       123,363    122,645
    Payments made to asbestos claimants on Fibreboard's behalf    224,430     55,672
    Increase in receivables from sales of surplus real estate       2,949         --

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

4. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:


                                          SEPTEMBER 30   DECEMBER 31
                                              1994           1993
                                          ------------   -----------
    Finished Goods                            $45,357     $21,833
    Raw Materials                              35,807      56,649
    Supplies                                    1,014       1,676
                                              -------     -------
    Total Inventories                         $82,178     $80,158
                                              -------     -------
                                              -------     -------


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

    The following tables illustrate asbestos-related claims activity for the periods indicated:



                                           NINE MONTHS ENDED SEPTEMBER 30
                                           ------------------------------
    PERSONAL INJURY                             1994          1993
    ---------------                           --------      --------
    New claims received                          1,800       34,000

    Claims disposed
         Settled                                14,631       21,100
         Dismissed                                 946        1,574
         "Green Card" settlements (1)              107          275
         Judgments (2)                               3           27
         Adjustments (3)                            --         2,300

    Average settlement amount per claim settled-
         pre-1959 claims                        $    8        $    8
         post-1959 claims                            7             4

    Claims pending at end of period             43,900        64,910

                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------
    ASBESTOS-IN-BUILDINGS                               1994           1993
    ---------------------                               ----           ----
    New actions received                                   1             --

    Actions disposed
      Dismissed                                            6              4
      Settled                                             --              1
      Joined National Schools class action                --              2

    Actions pending at end of period                      16             22

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

- -----------------------------------------------------------------------------

    During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. The United States District Court for the Eastern District of Texas on July 29, 1994 issued an order preliminarily approving the Global Settlement. The Court provisionally certified separate classes for the Global Settlement and Insurance Settlement. The Court also approved the immediate commencement of a 90-day nationwide direct mail, radio, television and print media campaign to provide notice to members of each class, which has now been concluded. The Court is scheduled to begin a Global Settlement final fairness hearing on December 12, 1994 and a hearing immediately following completion of that hearing to consider final trial court approval of the Insurance Settlement. Fibreboard believes trial court approval of the settlements could occur in the first half of 1995, but if appealed, it may be 1996 or later before final court approval could be obtained.

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

    Plant Insulation Company, a former distributor of Fibreboard asbestos-containing products, has filed a complaint against Fibreboard for declaratory relief in California Superior Court seeking a determination that the Global Settlement does not affect its right to indemnity from Fibreboard and challenging the jurisdiction of the federal district court in Texas considering approval of the Global Settlement, the adequacy of representation of the defendant class in that litigation and the fairness of the Global Settlement. Plant has previously lost on several claims involving a right to indemnity from Fibreboard in California courts. One of these decisions was appealed by Plant and the California Court of Appeal recently confirmed the trial court decision in Fibreboard's favor. Fibreboard believes that Plant's claims lack merit and intends to vigorously oppose them. Fibreboard, Continental, Pacific and plaintiff's representatives have entered into an agreement assuring that Plant's claims will not affect the likelihood nor timing of obtaining final court approval of the Global Settlement. During the third quarter of 1994, Fibreboard, Continental and Pacific also entered into an agreement with Plant which has the effect of eliminating any objections by Plant to final court approval of the Insurance Settlement.

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

    Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion is based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $17,820 at September 30, 1994.

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

6.  Information about Fibreboard's industry segments is set forth below:
    The building products segment includes the results of wood products and Norandex (See Note 8 below).



                                                QUARTER           NINE MONTHS
                                           ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                           ------------------  ------------------
                                             1994      1993      1994      1993
                                            -------  --------  --------  --------
Outside sales
  Building products                         $65,404   $45,268  $157,435  $141,921
  Industrial insulation products             12,310    11,303    39,275    36,511
  Resort operations                           2,679     2,565    29,591    20,619
                                            -------   -------  --------  --------
                                            $80,393   $59,136  $226,301  $199,051
                                            -------   -------  --------  --------
                                            -------   -------  --------  --------
Segment profit
  Building products                         $ 3,494   $ 2,142  $ 11,129  $ 15,404
  Industrial insulation products              1,577     1,582     5,185     4,258
  Resort operations                            (780)     (425)    7,147     4,408
                                            -------   -------  --------  --------

Total operations                              4,291     3,299    23,461    24,070

Unallocated expense                          (1,297)   (1,465)   (4,654)   (6,496)
Interest expense                             (1,145)     (979)   (2,678)   (2,495)
Interest and other income                    20,165     1,157    21,957     3,527
                                            -------   -------  --------  --------
Income before income taxes                  $22,014   $ 2,012  $ 38,086  $ 18,606
                                            -------   -------  --------  --------
                                            -------   -------  --------  --------


7. On June 30, 1994, Fibreboard finalized a $100,000 three-year revolving credit facility with seven banks. On September 30, 1994 the facility was increased to $175,000 with the addition of another participating bank. Borrowings under the facility are secured by timberlands, machinery and equipment, inventories and receivables and carry interest at either prime or at 0.75% to 1.00% above the Eurodollar rate. In October 1994, Fibreboard entered into an agreement to fix the interest rate on $50,000 of borrowings under this agreement for the next twelve months at 7.4%. Borrowings may be used for general corporate purposes as well as for approved acquisitions. At September 30, 1994, $75,904 was available under this facility.

8. On August 31, 1994, Fibreboard acquired the stock of Norandex, Inc., a manufacturer and distributor of residential exterior building products, for approximately $120,000 in cash. The acquisition, which was accounted for as a purchase, resulted in approximately $63,800 of goodwill which will be amortized over 30 years. Third quarter 1994 results include one month of Norandex operating earnings. For September 1994, Norandex had revenues of $23,718 and operating earnings of $2,862. The following unaudited table presents the pro forma combined results of Fibreboard and Norandex assuming the transaction took place at January 1, 1994 or 1993.

                                         NINE MONTHS
                                      ENDED SEPTEMBER 30
                                     -------------------
                                       1994       1993
                                     -------    --------
Net Sales                            $370,291   $339,676
Income before cumulative
  effect of change in
  accounting principles                25,810     16,005
Net Income                             25,810     17,555

Earnings per share:
    Income before cumulative
    effect of change in accounting
    principles
      Primary                            5.75       3.62
      Fully diluted                      5.74       3.51

  Net income
      Primary                            5.75       3.97
      Fully diluted                      5.74       3.85


    The proforma results include only adjustments necessary to 1) reflect the allocation of the purchase price resulting in changes in depreciation and amortization; 2) recognize the interest cost associated with the purchase; and 3) recognize the income tax effects of these adjustments.

    Because the proforma results include only the adjustments indicated above, they should not be considered indicative of the results that would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. No attempt has been made to quantify in the profoma results additional costs which may be incurred as a result of the combination, even though certain cost are expected to increase. Furthermore, the proforma results include the effects of gains on assets sales and restructuring costs which occured during the periods and which may note reoccur.


9. On July 18, 1994, Fibreboard sold approximately 8,900 acres of timberland which were not strategically located to serve its primary converting facilities for a gain of $18,858. This gain is reflected in interest and other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Quarter ended September 30, 1994 vs. 1993

Building Products--
   Building products sales increased 44% compared to 1993. The increase was due to the acquisition of Norandex Inc. on August 31, 1994, which contributed sales of $23.7 million during the third quarter. The wood products business experienced an 8% sales decline. While lumber sales were essentially flat (slightly higher volume offset by somewhat lower average sales prices), reductions were experienced in millwork (lower shipment volume) and plywood (lower shipment volume and average sales prices). In addition, sales during the third quarter of 1993 included approximately $3.2 million of sales from the agricultural container business which was sold early in the first quarter of 1994.

   Building products operating profit increased from $2.1 million to $3.5 million, including $2.9 million for Norandex for the month of September 1994. The wood products business suffered a decline in operating profit from $2.1 million to $0.6 million due principally to the higher cost of logs consumed in the primary converting operations during 1994 and plywood production curtailments in response to weak product demand. Fibreboard anticipates its raw material costs will continue to be higher for the remainder of 1994 than in 1993, but should improve during 1995 as discussed below.

   Fibreboard believes it has sufficient log inventories and timber under contract or available from its own lands to meet raw material needs through 1995. Fibreboard is significantly reducing the level of outside log purchases in 1994 when compared with 1993, which will have the effect of lowering year end log inventories from the historically high level at December 31, 1993. In addition, overall average log cost should be lower during 1995 as a higher percentage of logs harvested will be from company owned lands.

   Providing an uninterrupted timber supply remains a top priority. Fibreboard anticipates significant competition for available timber supplies which could result in shortages and/or increased costs. Fibreboard is presently studying a number of initiatives to more closely align production capacity with available timber supply. Fibreboard cannot predict with certainty which, if any, or when such initiatives might be implemented. However, if implemented, Fibreboard does not expect these initiatives would adversely impact profitability.

   The Norandex operating results for the month of September should not be considered indicative of anticipated results for a full year. Norandex sales activity is seasonal, following construction and remodeling activity in its market areas. Norandex's primary market areas are the mid-west and eastern portions of the United States. In September, construction and remodeling activity was at its seasonal peak, and will decrease significantly during the winter months.

Industrial Insulation Products--
   Industrial insulation products sales increased 9%. Improved sales of metal products resulting from higher unit sales prices were partially offset by reductions in the sales of calcium silicate molded insulation and fireproofing board due to lower shipment volume. Operating profit was steady between years at $1.6 million. Improved metal products operating profit resulting primarily from improved margins on metals sales as unit sales prices increased relative to inventory costs, was offset by lower margins on molded insulation and fireproofing board.

Resort Operations--
   Resort operations revenues increased 4% to $2.7 million due to slightly increased summer business at Northstar. The seasonal operating loss increased slightly from $0.43 million to $0.78 million due to slightly increased summer maintenance costs at Sierra and higher golf course operating costs due to drought conditions.

General Corporate Expenses--
   Unallocated costs decreased from $1.5 million to $1.3 million. The decrease was due to lower incentive compensation expense in 1994 versus 1993 as expense associated with the vesting of performance based stock options was recorded in 1993.

Other Items--
   Interest expense increased from $1.0 million to $1.1 million on higher average borrowings but at lower rates when compared with 1993. Interest and other income increased from $1.2 million to $20.2 million primarily due to the 1994 sale of non-essential timberlands resulting in a gain of $18.9 million. The sale of surplus property resulted in pre-tax gains of $0.7 million in both years.

Nine months ended September 30, 1994 vs 1993

Building Products--
   Building products sales increased 11% compared to 1993 due to the addition of Norandex discussed above. The wood products business experienced a 6% sales decline due to lower plywood sales (lower shipment volume) offset by higher lumber sales (increased volume and flat average sales prices). In addition, sales during 1993 included approximately $8.3 million of sales from the agricultural container business which was sold early in the first quarter of 1994.


   Building products operating profit decreased from $15.4 million to $11.1 million. Norandex operating profit of $2.9 million for the month of September was offset by lower wood products operating profits, reflecting higher costs of raw materials consumed during the first nine months of 1994 when compared with 1993 and reduced plywood manufacturing volumes which increased production costs.

Industrial Insulation Products--
   Industrial insulation products sales increased 8%. Improved sales of metal products resulting from higher unit sales prices were offset by reductions in the sales of calcium silicate molded insulation and fireproofing board due to shipment volume reductions. Operating profit increased from $4.3 million during 1993 to $5.2 million. Improved operating profit resulted primarily from improved margins on metals sales as unit sales prices increased relative to inventory costs. In addition, $0.4 million was realized in 1994 from mineral lease income.

Resort Operations--
   Resort operations revenues increased 44% to $29.6 million due to increased skier days at Northstar-at-Tahoe and the addition of Sierra-at-Tahoe, which was not included in the 1993 results. Operating profit increased from $4.4 million to $7.1 million as a result of increased skier days at Northstar, the addition of Sierra-at-Tahoe, aggressive marketing programs and cost controls and a 1994 gain on the sale of real estate of $0.3 million, offset by higher snowmaking costs in 1994.

General Corporate Expenses--
   Unallocated costs decreased from $6.5 million to $4.7 million. The decrease was due to general cost containment, the 1993 recognition of compensation expense associated with the vesting of certain performance based stock options and the 1994 resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

Other Items--
   Interest expense increased from $2.5 million to $2.7 million. Interest and other income increased from $3.5 million to $22.0 million resulting from a third quarter 1994 gain on the sale of non-essential timberlands of $18.9 million. Additionally, the sale of surplus property resulted in pre-tax gains of $1.6 million in 1994 versus
$2.1 million in 1993.

   At its annual meeting in June 1994, Fibreboard described its acquisition program, the goal of which is to acquire businesses with a combined value of $100 million to $200 million capable of generating an incremental $1.00 to $2.00 of annual earnings per share. If such businesses can be acquired and assimilated, Fibreboard believes it can shortly thereafter generate consolidated earnings per share of between $3.50 and $5.00. Fibreboard believes that the acquisition of Norandex is a significant step toward achieving the goals of the acquisition program.



FINANCIAL CONDITION

   Cash generated from operations was $37.0 million in 1994 compared to a use of $4.0 million in 1993. During 1993, log inventories were increased dramatically whereas during 1994 the net investment in working capital has been substantially reduced. Notes payable to banks decreased from $17.7 million at December 31, 1993 to zero at September 30, 1994. The reduction in outstanding notes payable was achieved through the use of cash flow generated in the first nine months. In addition, cash flow from resort operations was used to reduce their reducing revolving credit facility from $10.0 million at December 31, 1993 to $5.4 million at September 30, 1994. At September 30, 1994, $7.3 million was available for borrowing under credit facilities supporting the resort operations.

   In September 1994, Fibreboard increased its three-year revolving
credit facility from $100 million to $175 million.   Borrowings under
the facility carry interest at either prime or at 0.75% to 1.00% above the Eurodollar rate. Proceeds under this facility may be used for general corporate purposes as well as for approved acquisitions. The facility is secured by Fibreboard's timberlands, machinery and equipment, receivables and inventories. At September 30, 1994, $75.9 million was available under this facility. In October 1994, Fiberboard entered unto an agreement to fix the inteerest rate on $50 million of outstanding borrowings at 7.4%.

   In July 1994, Fibreboard sold approximately 8,900 acres of timberland which were not strategically located to serve its primary converting facilities for $21.5 million in cash, resulting in a pre-tax gain of $18.9 million.


   As discussed above, on August 31, 1994, Fibreboard completed its purchase of the stock of Norandex Inc. from Noranda Aluminum, Inc. The purchase price paid at closing was $115 million and is subject to adjustment based upon the financial condition of Norandex at closing.

Fibreboard estimates the purchase price will increase by approximately $5.0 million, which has been recorded in accounts payable and accrued liabilities at September 30, 1994. The purchase was funded with cash on hand and borrowings under Fibreboard's revolving credit facility.

   Fibreboard anticipates primarily discretionary capital expenditures of approximately $9.0 million during 1994, primarily for replacements and improvements of machinery and equipment and additional ski area amenities. Through September 30, 1994, approximately $6 million has been expended on these projects with the remaining expenditures anticipated during the fourth quarter of 1994. In addition, Fibreboard expects to spend $1.2 million in the first quarter of 1995 to expand the production capacity of the Norandex vinyl siding manufacturing plant by 22%.

   In addition to cash needs related to continuing operations, Fibreboard must fund its on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At September 30, 1994, Fibreboard had $3.2 million in cash on hand restricted for asbestos-related costs.

   Fibreboard and Continental Casualty have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements (which are more fully discussed in Fibreboard's Annual Report on Form 10-K for the year ended December 31,
1993), or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement, together with amounts available under prior settlements with asbestos-in-buildings insurers and established reserves, will be adequate to satisfy its asbestos-related cash requirements as they come due.

   Additional information regarding the asbestos-related litigation can be found in note 5 to the consolidated financial statements beginning on page 8.


                               PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

   During the quarter ended September 30, 1994, there were no material developments in those proceedings disclosed in Fibreboard's quarterly report on Form 10-Q for the quarter ended March 31, 1994. Material developments in the asbestos-related litigation are described in Note 5 to the consolidated financial statements beginning on page 8.

ITEM 5.     OTHER EVENTS.

   In October 1994, CRP 3800 Inc., the company formed by Carl Pohlad and affiliates for purposes of acquiring Fibreboard, was liquidated and the shares it held in Fibreboard were distributed to its shareholders. CRP 3800's amended Schedule 13-d filing with the Securities and Exchange Commission states that such shareholders are holding Fibreboard shares for investment purposes only.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are filed as part of this Form 10-Q:

      EXHIBIT NO.  DESCRIPTION
      -----------  -----------

          10.1 Amended and Restated Credit Agreement Dated September 29, 1994 among Fibreboard Corporation, as Borrower, Certain Commercial Lending Institutions and Bank of America National Trust and Savings Association, as Administrative Co-Agent and Collateral Co-Agent

          27       Financial Data Schedule

          99.1     Fiberboard Press release dated September 30, 1994

(b) The following Current Report on Form 8-K was filed during the period July 1, 1994 to September 30, 1994:

            DATE         EVENT REPORTED
      ---------------    --------------
      August 31, 1994    Purchase of Norandex Inc. by Fibreboard Corporation

      Amendment No. 1 to the above referenced Current Report was filed on Form 8-K/A on November 14, 1994. Such amendment contained the audited financial statements of Norandex Inc. for the three years ended December 31, 1993, interim financial information as of August 31, 1994 and for the eight months then ended and pro forma combined financial information for Fibreboard Corporation and Norandex Inc.

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



                                            FIBREBOARD CORPORATION
                                            ----------------------
                                                (Registrant)





Dated:  November 14, 1994                   By:     /s/ James P. Donohue
                                                ----------------------------
                                                James P. Donohue
                                                Senior Vice President,
                                                Finance and Administration and
                                                Chief Financial Officer



Dated:  November 14, 1994                   By:      /s/ Garold E. Swan
                                                -----------------------------
                                                Garold E. Swan
                                                Vice President and Controller