Form 10-K405
FIBREBOARD CORP /DE
filed 1995-03-29
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-K



(Mark One)
[XX] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994
     or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required] for the transition period from _________ to ___________
Commission file number   0-016951
                         --------


                             FIBREBOARD CORPORATION
               (exact name of registrant as specified in charter)


                  Delaware                           94-0751580
               ----------------------------------------------------
             (State or other juris-           (I.R.S. Employer Iden-
               diction of incorporation)         tification No.)


          2121 N. California Blvd., Suite 560, Walnut Creek, CA  94596
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (510) 274-0700
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value
                          -----------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  XXX    No
                                                 --------.  --------.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    XXX
          ---------.

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 17, 1995 was $129,142,976.

     As of the close of business on March 17, 1995, the Registrant had outstanding 4,237,787 shares of common stock.


                       Documents Incorporated by Reference

     Portions of Fibreboard Corporation's Proxy Statement relating to its 1995 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A not later than April 30, 1995, are incorporated by reference in Part III.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     Fibreboard Corporation (Fibreboard) is a Delaware corporation incorporated in 1917. Between June 1978 and June 1988, Fibreboard was a wholly-owned subsidiary of Louisiana-Pacific Corporation (L-P). In June 1988, L-P distributed Fibreboard's common stock to its shareholders, and Fibreboard once again became an independent, publicly held company. Fibreboard operates in two primary industry segments: building products and resort operations.

Sales in 1994 for each segment were as follows:

                                        In Millions          %
                                        -----------         ---
     Building Products --
       Wood Products                         $180.3          50
       Norandex Inc.                           85.6          24
       Industrial Insulation Products          56.4          15
     Resort Operations                         41.4          11
                                             ------
                                             $363.7
                                             ------

     Building Products consists of the Wood Products Group, Norandex Inc. and the Industrial Insulation Products Group. Wood Products manufactures lumber, hardwood plywood and other value-added wood products and owns approximately 80,000 acres of timberland in northern California. Norandex, acquired August 31, 1994, is a manufacturer of vinyl siding for exterior residential applications, which is distributed, along with a wide variety of other exterior building products, through a company-owned distribution network of 71 branches located primarily in the mid-west, Great Lakes, mid-Atlantic and northeast states. Industrial Insulation Products, sold under the trade name of Pabco, manufactures molded insulation for high temperature and industrial applications, fireproofing board used in commercial construction and metal jacketing.

     Resort Operations includes Northstar-at-Tahoe, a year-round destination resort including ski and golf facilities, and Sierra-at-Tahoe, a day ski area, both located near Lake Tahoe, California.

     Fibreboard employs approximately 3,500 people (including approximately 1,100 seasonal employees in Resort Operations), substantially all of whom are non-union.

     Information concerning the revenues, operating results and identifiable assets of each of Fibreboard's industry segments can be found in Note 12 to Fibreboard's consolidated financial statements, "Industry Segment Information" on page 36.

BUILDING PRODUCTS --

WOOD PRODUCTS GROUP

PRODUCTS

       - Softwood lumber, principally pine industrial grade and fir dimension lumber;

       - Mouldings and millwork used in the construction of windows, doors and furniture parts;

       - High-grade hardwood plywood panels used primarily in furniture and cabinets, including premium priced thin panels used in the furniture industry; and

       - Processed bark for decorative landscape applications and soil amendments.

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

SUPPLIERS

     Fibreboard's sawmill and plywood operations historically required approximately 135 million board feet of logs to operate at scheduled capacities. This requirement will be reduced to 125 million board feet in 1995 and 110 million board feet in 1996 through the initiatives discussed below. Fibreboard owns approximately 80,000 acres of timberland in northern California which supply raw materials to its operations. Fibreboard's timberlands are comprised primarily of ponderosa pine and white fir, with smaller amounts of other species. These lands can supply on a sustained yield basis approximately 35% - 40% of the log requirements for Fibreboard's present sawmills and plywood mill operating at scheduled capacities. The balance of Fibreboard's log requirements are supplied by U.S. Forest Service (USFS) timber cutting contracts, cutting contracts with private timberland owners and by open market purchases. Fibreboard's logging operations are conducted by independent contractors.

     Fibreboard's USFS timber cutting contracts are typically "pay-as-cut" contracts. Contracts are generally awarded in an open, competitive bid process, although some are awarded using sealed bids. Stumpage prices typically are subject to escalation and de-escalation based on movement of published indices for finished products.

     A significant portion of Fibreboard's log needs have historically come from the Stanislaus National Forest in California. In 1991, the USFS issued its Stanislaus management plan which will govern operation of the forest for the next 10 to 15 years (the Final Plan). The Final Plan projects an annual allowable sale quantity (the ASQ) of 88 million board feet. This ASQ represents a 30% reduction from the average quantity of timber sold each year since 1973. Fibreboard believes this ASQ is unnecessarily low since the annual timber growth on the Stanislaus is estimated to exceed 300 million board feet. Fibreboard has appealed the Final Plan to the USFS Washington, D.C. office, challenging the methodologies used and conclusions reached. The appeal is still pending. If that appeal is not successful, Fibreboard will consider legal action through the court system.

     In January 1993, the USFS issued interim rules governing the harvest of federal timber in California to protect the habitat of the California spotted owl. While the owl has not been declared "endangered" or "threatened" under the Endangered Species Act, the interim rules impose logging restrictions to allow further study of the owl's status. The interim rules generally prohibit logging trees larger than 30 inches in diameter under any USFS timber contract awarded after March 1, 1993, and impose certain other restrictions.

     In early 1995, the USFS released a Draft Environmental Impact Statement resulting from its study of the California Spotted Owl in the national forests of the Sierra Nevada mountains of California, including the Stanislaus (the
DEIS). The DEIS presents a number of alternative forest management scenarios, and recommends an alternative which will further significantly reduce the ASQ from the levels contemplated in the Final Plan. If approved, implementation of the recommended alternative will produce an ASQ for the Stanislaus of approximately 27 million board feet, of which roughly one-third is presumed devoted to biomass and firewood programs (which yield few, if any, commercial sawlogs) with 19% of the remainder set aside for the small business program. The DEIS is expected to have a similar impact on the ASQ of neighboring national forests.

     The DEIS is not expected to impact 1995 timber sale activity, although the interim rules in effect serve to reduce the ASQ to a level comparable to that envisioned by the DEIS. The DEIS is subject to public comment through mid-May 1995, with a final record of decision expected from the USFS late in the year.

     Fibreboard believes the DEIS is seriously flawed. The USFS scientific team concluded the California Spotted Owl population may be greater today than it was 100 years ago, yet the recommended alternative ignores this data. In addition, the recommended alternative does not adequately address the issue of forest health, particularly the prevention of catastrophic forest fires or epidemic insect infestation. Furthermore, the economic analysis of the impact of implementation on communities whose economic viability will be threatened is insufficient and not appropriately considered in reaching the recommended alternative. Fibreboard expects to raise these issues during the public comment period.

     Fibreboard expects to appeal the DEIS, if finalized, and will consider legal action if the appeal is unsuccessful. Litigation challenging the interim rules is still pending. Fibreboard cannot predict whether there will be any ability to lessen the potential impact on the Stanislaus ASQ of adopting the DEIS recommended timber management alternative.

     Fibreboard expects that future costs of timber harvested from USFS lands will increase as competition for available timber mounts. Fibreboard believes continued supply constraints will enhance the value of its fee-owned timber, even though production decreases may be necessitated.

     Fibreboard has undertaken a number of initiatives to respond to these timber supply concerns, including the following:

        - A $6.7 million capital expenditure program to install additional state of the art optimization equipment in Fibreboard's two sawmills will be completed during 1995. Once completed, the yield and grade of finished products will improve. The increased yield will result in Fibreboard being able to manufacture more and higher value finished products from a lower quantity of raw materials. Once the improvements are completed, Fibreboard anticipates reducing the Chinese Camp sawmill operating schedule to 1 shift.
        - The quantity of logs required as raw materials for the manufacture of plywood has been reduced roughly 50% by purchasing veneer core material from outside suppliers, rather than manufacturing this material, and increasing the percentage of non-veneer core materials used in manufacturing.
          The implementation of the above two items is expected to reduce Fibreboard's annual log requirements to 110 million board feet by the end of 1995.
        - Fibreboard has aggressively pursued alternative sources of timber supply. Examples include using cottonwood logs from the Pacific Northwest in the manufacture of plywood, cutting logs imported from New Zealand and Chile and securing cutting rights to 4,800 acres of privately owned timberland in northern New Mexico. Fibreboard expects to continue seeking alternative sources of timber supply in the future.
        - Fibreboard has implemented a "Land Owners Assistance Program" under which its forestry staff assists private land owners in the management of timber properties, including preparation of timber management plans. The program results in Fibreboard having access to greater quantities of logs from private lands than might otherwise be the case.

     While Fibreboard believes it has adequate timber available under contract, from its fee lands or expected through open market log purchases to meet its needs for 1995 and well into 1996, it currently is unable to determine the ultimate outcome of these timber supply issues. In the event there is inadequate timber to support all existing manufacturing operations of Fibreboard and its competitors, some facilities (potentially including Fibreboard operations) may be forced to curtail operations or close. Fibreboard will evaluate the need for such actions based on the quantity and characteristics of available timber and existing market conditions for its products at the time such decisions are required.

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

FACILITIES
                                   LUMBER

                         Normal Annual
                         Production Capacity
Plant Location           (thousand board feet)         Production Schedule
--------------           ---------------------         -------------------
Standard, CA                   80,000                  2 shifts-5 days/week
Chinese Camp, CA*              40,000                  1 shift-5 days/week
                              -------

TOTAL                         120,000

                              REMANUFACTURING

                         Normal Annual
                         Production Capacity
Plant Location           (thousand board feet)         Production Schedule
--------------           ---------------------         -------------------
Red Bluff, CA                 40,000                   2 shifts-5 days/week
(millwork)

                              HARDWOOD PLYWOOD

                         Normal Annual
                         Production Capacity
Plant Location           (thousand board feet)         Production Schedule
--------------           ---------------------         -------------------
Standard, CA                  120,000                  3 shifts-5 days/week

                              OTHER OPERATIONS

Plant Location           Key Products
--------------           ------------
Keystone, CA             Decorative bark

* Projected capacity on one shift after installation of optimization equipment.

CAPITAL SPENDING

     In recent years, Fibreboard has maintained a capital spending program at each of its wood products facilities to lower manufacturing costs. Through capital improvements, including significant enhancements to the Chinese Camp, Standard Plywood and Red Bluff facilities, Fibreboard has enhanced the value of its core business. Management anticipates wood products capital expenditures should normally range from $2 to $3 million annually. Fibreboard has committed to a $6.7 million capital expenditure program to install additional state of the art optimization equipment in its two sawmills during 1995.

SEASONALITY

     The wood products business is somewhat seasonal and usually experiences increased levels of demand during the warm weather construction season. In addition, wood products are significantly affected by economic cycles.

OPERATING RESULTS - WOOD PRODUCTS GROUP

                             Historical Performance
                                 (000's omitted)
                                1994           1993          1992
                                ----           ----          ----
Sales                         $180,309       $190,494       $169,655

Pre-tax operating income        12,670         18,468         17,321
Depreciation, depletion
   & amortization                4,307          6,340          7,031
Capital expenditures           ( 2,426)      (  4,240)      (  2,969)
                              ---------      ---------      ---------
Operating cash flow             14,551         20,568         21,383

NORANDEX INC.

PRODUCTS

     Norandex produces vinyl siding and accessories at its state-of-the-art manufacturing facility in Claremont, NC. More than 90% of manufactured products are sold through a 71 branch company-owned distribution network operating in 23 states. Norandex manufactured vinyl siding and accessories account for approximately 35% of distribution sales. Purchased windows and doors make up an additional 30% of sales. Other resale products include aluminum and steel siding and other primarily exterior building products and installation supplies. Norandex products are used in residential remodeling (60% to 65% of sales) and new construction (35% to 40% of sales).

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

     Norandex is one of the top ten producers of vinyl siding in North America, out of 28 producers which supply an overall vinyl siding market of approximately 28 million squares (a square is material sufficient to cover a 10 foot by 10 foot area). Fibreboard believes Norandex has a 5% to 6% market share in vinyl siding. Fibreboard believes Norandex is among the industry's low cost producers with production yields substantially higher than the industry average.

     Norandex is one of four vinyl siding producers that has a captive distribution network, and Fibreboard believes the Norandex distribution network to be the most extensive. Norandex distribution competes regionally with many privately-owned distribution companies which offer products manufactured by Norandex's competitors.

     Barriers to entry in the manufacture of vinyl siding are significant, requiring a substantial investment in manufacturing equipment. By contrast, barriers to entry in the distribution business are modest.

     The principal means of competition are service and quality.

SUPPLIERS

     The primary raw material used in the manufacture of vinyl siding is polyvinyl chloride (PVC) resin. Norandex has supply agreements at current market prices with two major manufacturers of PVC resin. Norandex has not experienced any difficulty in securing sufficient raw material to meet its manufacturing needs. The price of PVC resin is subject to price swings. Norandex has historically been able to pass the impact of raw material price increases on through increased end product prices.

BUYERS

     Norandex's 71-branch distribution network covers 23 states, concentrated in the mid-west, mid-Atlantic and northeast areas of the country. Buyers are typically residential siding installation and construction and remodeling contractors. Norandex believes its manufacturing flexibility and ability to meet short back order delivery times provide it a competitive advantage.

FACILITIES

                                  VINYL SIDING

                           Normal Annual
                         Production Capacity
Plant Location               (squares)                 Production Schedule
--------------           -------------------           -------------------
Claremont, NC                1,650,000                 3 shifts-7 days/week

                                BRANCH LOCATIONS

     Norandex operates a company-owned distribution network of 71 branches located in the following 23 states: Colorado (2), Delaware, Illinois (3), Indiana (5), Iowa (2), Kansas, Kentucky (2), Maryland, Michigan (8), Minnesota
(2), Nebraska, New York (5), North Carolina (3), North Dakota, Ohio (8), Pennsylvania (4), South Carolina (2), Tennessee (2), Utah (2), Vermont, Virginia
(7), West Virginia (4) and Wisconsin (4). Branches are typically 10,000 to 20,000 square feet in size.

CAPITAL SPENDING

     Norandex historical capital expenditures have averaged $2 to $3 million per year, primarily for maintenance and improvement of manufacturing and branch equipment. Fibreboard has committed $1.2 million to increase the Claremont plant manufacturing capacity by 22%. This project will be completed during the first quarter of 1995. The increase in capacity is reflected above.

SEASONALITY

     Norandex sales activity is tied to construction activity in its market areas. Construction activity is seasonal and dependent on weather patterns. Historically, sales are low in the first quarter of the year, before picking up in the second and third quarters and falling off in the fourth quarter. Manufacturing activity, while somewhat heavier during the high-activity summer months, is more evenly spread throughout the year.

OPERATING RESULTS - NORANDEX INC.

                             Historical Performance
                                 (000's omitted)

                                      1994*        1993*     1992*
                                      -----        -----     -----

Sales                                 $85,607         NA        NA

Pre-tax operating income                8,096         NA        NA
Depreciation & amortization             1,815         NA        NA
Capital expenditures**               (    585)        NA        NA
                                   -------------
Operating cash flow                     9,326         NA        NA

*         Operating results are since August 31, 1994, the date Norandex Inc.
          was acquired. See Note 13 to Fibreboard's Consolidated Financial Statements for further information.
** Capital expenditures do not include assets acquired on August 31, 1994.

INDUSTRIAL INSULATION PRODUCTS GROUP (PABCO)

PRODUCTS

     Pabco produces molded industrial insulation, fireproofing board and metal jacketing. Molded industrial insulation (calcium silicate - "CalSil") is produced in a variety of standard sizes and configurations for use in industrial construction and maintenance, primarily for high temperature piping and boiler applications. The panel industrial fireproofing board (Super Firetemp(TM), also a form of calcium silicate insulation) can be used in industrial and commercial applications such as protecting columns, flues, cable trays, tanks, bulkheads, etc.

     Super Firetemp competes with a number of generic fireproofing products. Super Firetemp retains its shape, size and strength under continuous service at temperatures in excess of 2,000 DEG.F. and may be re-used after exposure to extreme temperatures. Super Firetemp is exceptionally easy to cut and handle, and can be applied directly to the surface it is protecting, unlike competing products which require clearance space. Consequently, Super Firetemp's durability, space efficiency and ease of application may provide greater cost savings to users than competing products.

     Pabco also manufactures metal jacketing and metal elbows used to cover and protect insulation products after installation.

MARKETS

     Nearly all of Pabco's products are sold into industrial markets, with a small percentage sold into commercial markets. Approximately 90% of sales are domestic, with the remainder primarily to South America and the Middle East.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

     Fibreboard believes there are four significant producers of calcium silicate industrial insulation used in North America. Pabco is the largest producer of this specialized product category which directly competes with fiberglass, mineral wool, foam glass and ceramic fibers in the industrial insulation market. Pabco's CalSil production facilities are the largest, single product plants in its segment of the domestic industrial insulation industry. Pabco's precision-molded, modular technology allows for more efficient operation at a wider range of volumes than can be achieved by major competitors. Pabco's key insulation and metal plants include operations in the Gulf States region where buyers and sales are currently concentrated. Pabco believes its products are preferred in construction projects where ease of installation is paramount since Pabco's product is more easily field fabricated. Each of Pabco's major competitors operates single-facility, older plants located in the midwest and eastern states. Fibreboard believes these may be higher-cost facilities, in areas of inherent labor cost disadvantages.

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

     Pabco is the only North American producer of calcium silicate-based industrial fireproofing board which it manufactures under an exclusive foreign license. However, competing foreign products have been sold in the United States with some limited success.

     The principal means of competition are price, quality and service.

SUPPLIERS

     The primary raw materials in calcium silicate insulation are diatomaceous earth and limestone. There are several sources of supply of diatomaceous earth of a quality which Pabco considers acceptable for production of calcium silicate insulation. Pabco has entered into long term material supply contracts on favorable terms. The raw materials for the metal operations are aluminum, stainless steel, vinyl and paper materials. Pabco has not experienced any difficulties in obtaining adequate supplies and does not anticipate any such difficulties, although metal pricing has varied significantly over the last three years. Depending on inventory positions and purchase commitments, metal market price volatility can have a significant impact on operating profits.

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

FACILITIES

                          MOLDED INDUSTRIAL INSULATION

                         Normal Annual
                         Production Capacity
Plant Location              (cubic feet)               Production Schedule
--------------           -------------------           -------------------
Ruston, LA                 2,300,000                   3 shifts-7 days/week
Grand Junction, CO         2,300,000*                  3 shifts-7 days/week
                           ---------
TOTAL                      4,600,000

* Facility was not operated during 1994 to match production with demand. Facility was reopened in January 1995 and is expected to operate for several months.

                       PANEL INDUSTRIAL FIREPROOFING BOARD

                         Normal Annual
                         Production Capacity
Plant Location              (pounds)                   Production Schedule
--------------           -------------------           -------------------
Grand Junction, CO         7,500,000              3 shifts-7 days/week

                                 METAL JACKETING

Plant Location           Production Capacity      Production Schedule
--------------           -------------------      -------------------
Palestine, TX                 (1)                 1 shift-5 days/week
Poca, WV                      (1)                 1 shift-5 days/week
Huntington Beach, CA          (1)                 1 shift-5 days/week

(1) Capacity cannot be expressed in a standard unit of measure.

CAPITAL SPENDING

     The industrial insulation group requires minimal capital expenditures, primarily for maintenance purposes, averaging less than $500,000 per year. Fibreboard's management does not believe any significant capital expenditures will be required for the foreseeable future.

SEASONALITY

      Industrial insulation products are impacted by petrochemical and general economic cycles affecting industrial capital expenditure programs. In general, sales activity is not significantly impacted by seasonality.

OPERATING RESULTS - INDUSTRIAL INSULATION PRODUCTS GROUP

                             Historical Performance
                                 (000's omitted)

                                      1994         1993      1992
                                      ----         ----      ----
Sales                                $56,376      $49,215   $49,701

Pre-tax operating income               6,452        5,382     6,138
Depreciation & amortization              788        1,041     1,810
Capital expenditures                  (  327)      (  324)   (  114)
Operating cash flow                    6,913        6,099     7,834

RESORT OPERATIONS --

FACILITIES

     Fibreboard is the owner, developer and operator of a 6,800 acre year-round destination resort near the north shore of Lake Tahoe, California. The resort, Northstar-at-Tahoe (Northstar), features extensive ski facilities located on an 8,600 foot mountain with a vertical ski trail drop of 2,200 feet. Facilities include eight chair lifts and a high-speed gondola plus a day lodge, various restaurants, shops, entertainment and group conference facilities. Summer facilities include riding stables, mountain bike and hiking trails, an 18-hole golf course, tennis courts, a swimming pool and other recreational amenities.

     Northstar includes 598 building lots and 654 condominium units, all of which have been sold. Participating owners may offer homes or condominiums for rental through Northstar's rental management program. Northstar has significant additional land which is suitable for real estate development. Northstar anticipates developing a new subdivision consisting of 158 single family home sites beginning in 1995. Northstar believes the average sales price of these lots, once developed, will be $125,000 to $160,000 each. Northstar intends to begin offering lots for sale on a phased basis over several years, beginning in 1995.

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

MARKET POSITION AND COMPETITION

     Northstar is one of the better known year-round destination resorts in the Lake Tahoe vicinity. Northstar competes directly with other ski resorts in the area as well as with major ski and year-round destination resorts throughout the western United States. Sierra's competition is primarily limited to ski areas located in the central Sierra Nevada mountains, although it does attract some destination skiers from the South Lake Tahoe area.

CAPITAL SPENDING

     Over the past several years, Northstar has made substantial capital expenditures to improve efficiency and competitiveness. Major projects included high speed quad chairlifts, additional snow making and a new mountaintop restaurant. Northstar has expanded its snowmaking capability to reduce the effect of weather patterns and add stability to the revenue stream. Snowmaking also improves the attractiveness of the ski mountain to a broader as well as more experienced range of skiers. Fibreboard anticipates that annual resort operations capital expenditures, primarily for annual maintenance and additional resort amenities, will approximate $3 million. Fibreboard expects an additional $3 million will be spent in 1995 for real estate lot development.

SEASONALITY

     Operations are highly seasonal with more than 75% of revenues realized during the ski season from late November through early-April. The length of the ski season and the profitability of operations are significantly affected by weather. Although Northstar has snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially reduce revenues. Sierra lacks significant snowmaking capability but generally benefits from higher annual snowfall than Northstar. Depending on the weather and other factors, annual skier visits have varied from 265,000 to 420,000 at Northstar and 200,000 to 330,000 at Sierra over the last decade.

OPERATING RESULTS - RESORT OPERATIONS

                             Historical Performance
                                 (000's omitted)

                                1994          1993            1992
                                ----          ----            ----
Sales                         $41,413        $25,501        $20,361

Pre-tax Operating Income*       8,020          2,325          1,648
Depreciation & amortization     3,467          2,514          2,331
Capital expenditures**        ( 6,229)       ( 4,813)       ( 2,966)
                              -------        -------        -------
Operating cash flow             5,258             26          1,013

* Includes negative impact of 1993 mid-year acquisition of Sierra which had anticipated expenses in excess of revenues of approximately $1 million.
** Capital expenditures do not include acquired assets of Sierra-at-Tahoe in 1993.

ENVIRONMENTAL MATTERS --

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

     Information concerning Fibreboard's involvement in landfill clean-ups is incorporated herein by reference to Note 15 of Fibreboard's consolidated financial statements, "Other Litigation and Contingencies," on page 43.


ITEM 3. LEGAL PROCEEDINGS

ASBESTOS-RELATED PERSONAL INJURY CLAIMS

     At December 31, 1994, Fibreboard was a defendant in approximately 41,900 personal injury claims. Approximately 15,600 of these claims were filed on or after August 27, 1993 and will be covered by the Global Settlement discussed below, if approved. Additional claims are anticipated in the future. These claims typically allege injury or death from asbestos exposure. Fibreboard is generally only one of several defendants. These claims seek compensatory, and in many cases, punitive damages in varying amounts depending on injury severity. Claims are pending in federal and state courts throughout the United States.

     During 1993 Fibreboard reached settlement agreements (the Global Settlement and Insurance Settlement) with its insurers and plaintiff representatives which, if approved by the courts, should resolve Fibreboard's existing and future asbestos-related personal injury liabilities within insurance resources and existing corporate reserves. These settlements require court approval. The Global Settlement action is titled Gerald Ahearn, James Dennis and Charles W. Jeep, on Behalf of Themselves and Others Similarly Situated, Plaintiffs, v.

Fibreboard Corporation, Defendant, Continental Casualty Company and Pacific Indemnity Company, Intervenors, Civil Action No. 6:93cv526, U.S. District Court for the Eastern District of Texas, Tyler Division. The Insurance Settlement action is titled Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company, Plaintiffs,
v. Daniel Herman Rudd, Jr., Beverly White and John Hansel, on Behalf of Themselves and Others Similarly Situated, and Owens-Illinois, Inc., on Behalf of Itself and Others Similarly Situated, and Penn Mutual Life Insurance Company, Defendants, Civil Action No. 6:94cv458, U.S. District Court for the Eastern District of Texas, Tyler Division.

     Additional information concerning personal injury claims can be found in
Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.

ASBESTOS-IN-BUILDINGS CLAIMS

     At December 31, 1994, Fibreboard was a defendant in 14 asbestos-in-buildings claims pending in federal and state courts throughout the United States. Fibreboard is typically only one of several defendants. These claims involve many thousands of buildings and seek hundreds of millions of dollars in compensatory damages for expenses incurred for locating, testing and monitoring or removing asbestos-containing materials. Some claims also seek punitive damages.

     Additional information concerning Fibreboard's asbestos-in-buildings claims can be found in Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.

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

     Further information concerning this litigation can be found in Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.

INSURANCE COVERAGE FOR ASBESTOS-IN-BUILDINGS CLAIMS

     Fibreboard believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for the asbestos-in-buildings claims aggregated approximately $390 million (approximately $295 million of which has been confirmed through settlements during 1994 and 1993), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage. Fibreboard is pursuing an insurance coverage suit (Fibreboard vs. Continental Casualty, et al; Superior Court of the State of California for the City and County of San Francisco). Trial in this action has been continued. During the continuance, Fibreboard and its insurers are attempting to settle their disputes.

     Additional information concerning this litigation can be found in Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.


Other Litigation

     Fibreboard has been named as a potentially responsible party in two California landfill clean ups, the Operating Industries Inc. site in Monterey Park and the GBF landfill in Pittsburg, and has been named as a defendant in a private lawsuit related to the Acme landfill in Martinez, CA. Additional information concerning Fibreboard's involvement can be found in Note 15 to Fibreboard's consolidated financial statements, "Other Litigation and Contingencies," on page 43.

     In March 1994, two purported class action lawsuits were filed in Delaware Chancery Court naming the Company and its directors as defendants (Sonem Partners LTD., et al. v. Roach, et al., Civil Action No. 13411; Vogel v. Roach, et al., Civil Action No. 13421). Both lawsuits alleged substantially similar causes of actions for breach of fiduciary duty relating to the 1994 amendment of Fibreboard's stockholder rights plan and Fibreboard's rejection of a March 1994 unsolicited proposal of a merger with or an acquisition of Fibreboard. These lawsuits were dismissed without prejudice in February 1995 at no cost to Fibreboard.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers of Fibreboard follows:

--------------------------------------------------------------------
        NAME             AGE            POSITION
--------------------------------------------------------------------
John D. Roach            51        Chairman, President and Chief
                                     Executive Officer
James P. Donohue         54        Senior Vice President, Finance
                                     and Administration and Chief
                                     Financial Officer
Michael R. Douglas       41        Senior Vice President, General Counsel
                                     and Secretary
James D. Costello        51        Vice President, Wood Products
                                     Operations
Stephen L. DeMaria       54        Vice President, Corporate Relations
Herbert M. Elliott       56        Vice President, Industrial Insulation
                                     Products
William A. Jensen        42        Vice President, Resort Operations
Robert W. Johnston       58        Vice President, Vinyl Products
Garold E. Swan           42        Vice President and Controller

     Officers serve at the discretion of the board of directors.

  Mr. Roach was elected Chairman, President and Chief Executive Officer of Fibreboard on July 2, 1991. Prior to his election, Mr. Roach was Executive Vice President of Manville Corporation, where he served as President of its Mining and Minerals Group and President of Celite Corporation, a wholly-owned Manville subsidiary. In addition, Mr. Roach served as President of Manville Sales Corporation, now known as Schuller International, from 1988 to 1989, and as Chief Financial Officer of Manville Corporation from 1987 to 1988. Prior to Manville, Mr. Roach was a strategy consultant and Vice Chairman of Braxton Associates; Vice President and Managing Director of the Strategic Management Practice for Booz, Allen, Hamilton; and Vice President and Director of The Boston Consulting Group. Previous experience at Northrop Corporation included Director of strategic planning, economic analysis, accounting, management information systems and co-manager of a venture capital subsidiary.

  Mr. Donohue was elected Senior Vice President, Finance and Administration and Chief Financial Officer in October 1991. Prior to joining Fibreboard, he was an Executive Vice President of Continental Bank in Chicago where he held a wide variety of senior management positions during his 25 years with the bank.

     Mr. Douglas became General Counsel to Fibreboard in September 1987 and was elected Secretary in November 1990. He was elected Vice President in August 1991 and Senior Vice President in October 1993. From March 1986 to September 1987 he was employed by the Asbestos Claims Facility, of which Fibreboard was a member, as Senior Legal Counsel and then as Director of Law-West Coast Region. From 1982 to 1986 he was an attorney in the asbestos litigation group of Jim Walter Corporation.

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

     Mr. DeMaria joined Fibreboard in May 1989 as Director-Corporate Communications and Investor Relations and was elected Vice President, Corporate Relations in August 1991. Prior to joining Fibreboard, he was Executive Vice President of the California Forest Protective Association, an industry trade association representing the interests of industrial timberland owners before the California legislature and regulatory agencies.

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

     Mr. Jensen joined Fibreboard in October 1991 as General Manager of Northstar-at-Tahoe and was elected Vice President in June 1993. From 1989 to 1991, Mr. Jensen was Vice President of Marketing and Sales for Sunday River Ski Resort in Bethel, Maine. From 1986 to 1989, Mr. Jensen was Vice President, Tracked Vehicles for Kassbohrer of North America, a manufacturer of ski resort snow grooming vehicles and equipment.

     Mr. Johnston joined Fibreboard with the acquisition of Norandex Inc. on August 31, 1994 at which time he was elected Vice President. Mr. Johnston has been employed with Norandex Inc. for 19 years and has held the office of President since 1985. He was formerly Vice President of Sales and Branch Operations for Norandex. Mr. Johnston was previously employed by Kaiser Aluminum Corporation and Reynolds Metals Company.

     Mr. Swan has been Controller of Fibreboard since October 1988, and was elected Vice President in October 1991. He previously was an Audit and Financial Consulting Manager in the Portland, Oregon office of Arthur Andersen LLP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of March 17, 1994, there were 11,788 holders of record of Fibreboard common stock. Fibreboard's common stock is traded on the American Stock Exchange under the symbol FBD. Information with respect to the quarterly high and low market sales prices for Fibreboard's common stock for 1994 and 1993, based upon sales transactions reported by the American Stock Exchange, is provided below.

                    Market Prices of Fibreboard Common Stock

                                    1994                    1993
                              --------------           ------------
                              High       Low           High     Low
                              ----       ---           ----     ---
For the quarters ended
----------------------
March 31                      39 3/8     32 3/8        12        6 7/8
June 30                       38 7/8     23 3/4        14 1/4   10
September 30                  30 3/4     25 1/8        26 7/8   11 1/2
December 31                   31 5/8     26 1/8        35 5/8   21 1/8


     The closing price of Fibreboard's common stock on March 17, 1995 was $31
1/2.

     Since its spin-off from Louisiana-Pacific Corporation on June 6, 1988, Fibreboard has not paid cash dividends. Fibreboard's Structured Settlement Program contains restrictions on the amount of dividends or distributions to shareholders. At December 31, 1994, $12.9 million was available for the payment of dividends, share repurchases or other distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                         Year Ended December 31
                          ---------------------------------------------------


                              1994         1993      1992       1991      1990
                              ----         ----      ----       ----      ----
                              (Dollar amounts in thousands except per share)
Net sales                    $363,705    $265,210  $239,717   $234,056  $244,609
Income (loss)
   from continuing
   operations (1)              27,035      11,713     9,432    (29,288)    3,269
Income (loss)
   from continuing
   operations per
   share (fully diluted) (1)     6.01        2.62      2.30      (7.33)      .84
Operating assets              373,636     261,359   223,590    226,205   281,939
Asbestos-related
   assets                     812,347     969,136   826,582    363,015    67,660
Total assets                1,185,983   1,230,495 1,050,172    589,220   349,599

Long-term debt (2)            101,293      23,539    13,306     17,508    27,914

NOTES:

(1) Includes pre-tax $18,858 gain on sale of surplus timberlands in 1994; pre-tax $3,762 gain on surplus real estate sales and reduced depreciation expense of $1,437 reflecting adjustment of asset lives in 1993; pre-tax $2,353 pension gain and $2,998 gain on surplus real estate sales in 1992; cumulative effect of a change in accounting principle of $(1,954), net of tax in 1991; pre-tax unusual items of $(13,912) in 1991 and $9,816 in 1990; and asbestos-related costs of $20,000 in 1991. See notes to financial statements for additional information concerning these items.

(2) Does not include amounts for asbestos claims settlements. See Note 14 to the financial statements, "Asbestos-Related Litigation," on Page 37 for additional information. Also does not include asbestos-related long term debt of $22,360 in 1994, $21,361 in 1993, $20,572 in 1992 and $19,726 in
     1991.  Does include $4,870, $5,905, $6,875, $7,785 and $10,997 of long-term debt for which Fibreboard receives offsetting interest and principal payments from notes receivable -- see Note 5, "Long-Term Debt."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1994 VS. 1993

     Net sales increased 37%. Of the increase, $85.6 million, or 87% of the total, was due to the addition of Norandex Inc. on August 31, 1994. The remaining increase resulted from increases in industrial insulation products and resort operations, reduced by a decline in wood product sales. Income from continuing operations was $27.0 million compared to

$11.7 million in 1993. The 1994 amount includes a pre-tax gain of $18.9 million ($11.2 million after tax) from the sale of surplus timberlands in the third quarter. Norandex contributed pre-tax operating income of $8.1 million for the last four months of the year. Operating income increased for industrial insulation products and resort operations, while wood products experienced a decline.

BUILDING PRODUCTS

     Wood products sales declined 5%. The majority of the decrease was due to the early 1994 sale of the agricultural container business, which in 1993 generated sales of approximately $9.7 million. For 1994, lumber sales were higher (increased volume reduced by slightly lower average product sales prices) while decreases were experienced in plywood sales (lower shipment volume) and moulding and millwork (lower volume and sales prices).

     Wood products operating income declined from $18.5 million to $12.7 million driven by higher log costs in 1994 and slightly lower product sales prices compared to 1993. Higher log costs were caused by a 1993 decision to purchase available open market logs, ensuring a raw material supply for 1994. However, the incremental logs were purchased at high prices which drove up average log cost for 1994. As a higher percentage of logs to be consumed in 1995 will come from company owned lands, Fibreboard expects its average log cost in 1995 will be significantly lower than in 1994.

     Fibreboard believes it has adequate raw material on hand, under contract or expected to become available through open market log purchases to operate its primary converting facilities at scheduled production levels through 1995 and into 1996. However, future timber supply remains a strategic concern. Competition for the reduced timber available from the USFS has resulted in higher prices for those contracts where Fibreboard has been the successful bidder. Interim harvest rules announced in early 1993 for USFS timber in California and the possible implementation of the DEIS recommended forest management alternative could further reduce the quantity of timber available for harvest. Fibreboard has responded to these concerns by pursuing non-traditional sources of raw materials, such as imported logs from New Zealand and Chile and the acquisition of timber cutting rights on 4,800 acres in northern New Mexico. Fibreboard expects to continue pursuing alternative timber sources in the future. In addition, Fibreboard has evaluated various operating configurations available to respond most profitably to raw material constraints, and has committed $6.7 million in 1995 to install additional sawmill optimization technology which is expected to improve manufacturing yield and grade recovery.

     In the past, timber supply concerns have resulted in increased sales prices for Fibreboard's wood products. While there can be no assurance, Fibreboard believes sales prices for its products may increase should timber supply be further constrained. Continuing supply constraints should also enhance the value of Fibreboard's fee-owned timberlands.

     From its acquisition on August 31, 1994 through the end of the year, Norandex generated sales of $85.6 million and operating income of $8.1 million. Norandex sales activity is seasonal, and is driven by the weather and construction activity in its primary market areas. Construction activity is typically at a peak in June-October. Mild early winter weather in Norandex's market areas extended the building season into December and increased Norandex generated profits beyond expectations. Due to the seasonality of the business, the results of the last four months of 1994 should not be considered indicative of the results that would be achieved for a full year of Norandex operations.

     Industrial insulation products sales increased 15% due principally to increased shipments and higher sales prices of metal products with some improvement in molded industrial insulation sales.

     Operating income increased to $6.5 million from $5.4 million in 1993.
Metal products profitability increased as average sales prices increased in advance of corresponding raw material cost increases. However, this improvement was offset somewhat by lower profits from molded insulation due to higher material costs.

RESORT OPERATIONS

     Resort revenues increased from $25.5 million to $41.4 million on a 100% increase in skier visits. The increase in skier visits was a result of the addition of Sierra-at-Tahoe (which operated only 23 days subsequent to its acquisition in 1993), a heavy early season snow fall in the fourth quarter of 1994 and the inclusion of two high-volume Christmas to New Years weeks in 1994, one as the first and one as the last week of the year, versus only one such week in 1993's results.

     Operating income improved from $2.3 million to $8.0 million driven primarily by the revenue increase as well as aggressive cost controls. Fibreboard believes Northstar's and Sierra's marketing campaigns have increased their market share among Lake Tahoe ski resorts.

     Northstar anticipates beginning development of a new subdivision of 158 single family home sites which will be offered for sale on a phased basis over several years starting in 1995. Northstar believes this additional real estate activity will add operating profit of $1.5 to $2.0 million per year.

GENERAL CORPORATE EXPENSES

     Unallocated costs declined from $8.3 million to $7.4 million, reflecting the 1994 resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

ASBESTOS-RELATED COSTS

     The 1994 and 1993 results of operations do not include any asbestos-related costs. During 1994, $2.2 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years.

     As more fully discussed in Note 14 to the consolidated financial statements, at December 31, 1991, Fibreboard estimated its potential liability for asbestos-related personal injury claims to be received through the end of the decade at $1,610 million and that it would ultimately receive insurance proceeds of $1,584 million related to those claims. Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed elsewhere, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade, and no additional events have transpired which indicate these estimates should be changed. Consequently, no adjustment has been made to the estimated liability for personal injury claims through the end of the decade or anticipated insurance proceeds. Fibreboard will periodically evaluate its estimates and make adjustments as circumstances and future developments dictate.

OTHER ITEMS

     Interest expense increased from $3.6 million to $4.9 million, as Fibreboard had higher average borrowings (due to the Norandex purchase on August 31, 1994) offset by lower rates under its new revolving credit facility.

     Interest and other income increased to $22.6 million from $5.6 million. Other income included gains from the sales of surplus real estate of $20.5 million in 1994 and $3.8 million in 1993. Interest income increased to $2.1 million from $1.8 million as additional amounts were available for investment than in 1993.

     Fibreboard's effective tax rate was 41% in 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Fibreboard generated cash flows from operations (including gains on the sale of assets) of $70.2 million in 1994, compared to a use of $1.4 million in 1993. The investment in working capital was reduced $31.4 million in 1994, compared to an increased investment of $28.5 million in 1993. Fibreboard had an abnormally high level of log inventories on hand at December 31, 1993, which was reduced to a more normal level at year end 1994. Fibreboard believes it will continue to generate substantial cash flows from operations in the future.

     Fibreboard has a $175 million revolving credit facility which expires September 30, 1997. At December 31, 1994, borrowings were $86.0 million and $82.9 million remained available. Borrowings may be used for general corporate purposes and acquisitions. Maximum availability decreases to $150 million at September 30, 1995 and to $125 million at September 30, 1996. In addition, Fibreboard's resort operations have two revolving credit facilities, a $5 million operating credit line which expires May 31, 1995 and a $8.1 million reducing revolving line which expires May 31, 1998 and under which maximum availability is reduced by $1.4 million in April of each year. Fibreboard is negotiating with a bank to replace Resort Operations' two revolving credit facilities and a $4.5 million term loan with a new $30 million revolving facility. This new facility is expected to be in place by early in the second quarter of 1995. Fibreboard believes these facilities, combined with cash generated from on-going operations, will be adequate to fund existing operating cash needs and acquisition activities.

     In addition to working capital needs, Fibreboard anticipates primarily discretionary capital expenditures of approximately $19 million to $20 million during 1995. Major anticipated projects include $6.7 million to install additional optimization equipment in two sawmills, $1.2 million to expand the Norandex vinyl siding manufacturing plant capacity by 22% and infrastructure development costs of approximately $3 million to support the lot sales program at Northstar, as well as replacements and improvements of machinery and equipment and additional ski area amenities. Capital expenditures will be funded from operating cash flow and borrowings under Fibreboard's credit facilities as needed.

     Fibreboard has scheduled principal reductions of long-term debt due in 1995 of $2.0 million. Of this amount, Fibreboard will receive $1.0 million from notes receivable which have interest and payment terms identical to a like amount of Fibreboard's revenue bonds.

     In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At December 31, 1994, Fibreboard had $1.9 million in cash on hand restricted for asbestos-related uses.

     Fibreboard and Continental have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements discussed below, or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.

     During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Final court approval of these agreements is required. Fibreboard believes trial court approval will occur in the first half of 1995, but if appealed, it may be 1996 or later before final court approval could be obtained.

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

BUILDING PRODUCTS

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

     Industrial insulation products operating income decreased to $5.4 million from $6.1 million in 1992. The decrease was caused by reduced average sales prices for molded insulation products, which were partially offset by continuing manufacturing improvements and tighter margins on sales of metal products.

RESORT OPERATIONS

     Resort revenues increased from $20.4 million to $25.5 million on a 16% increase in skier visits. The increase in skier visits was a result of improved snowfall in the Sierra during the first quarter of 1993 compared to 1992. Northstar set records during 1993 in a number of areas, including skier days, meals served and lodging room nights.

     Operating income improved from $1.6 million to $2.3 million. This increase understates the significant improvements achieved at Northstar-at-Tahoe during the year, as the business unit operating income includes anticipated start-up and operating expenses at Sierra since its July 1993 acquisition in excess of revenues of approximately $1 million. The Northstar improvement was due to the increase in skier visits, lower snowmaking costs due to increased snowfall, aggressive marketing and cost controls.

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

IMPACT OF INFLATION

     Inflation has not had any significant impact on Fibreboard's operations during the three years ended December 31, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

                                                            PAGE

Consolidated Statements of Income for                             21
     each of the three years in the period ended
     December 31, 1994

Consolidated Balance Sheets as of December 31,                    22
     1994 and 1993

Consolidated Statements of Cash Flows for each                    24
     of the three years in the period ended
     December 31, 1994

Consolidated Statements of Stockholders' Equity                   26
     for each of the three years in the period ended December 31, 1994

Notes to Consolidated Financial Statements                        27

Report of Independent Public Accountants                          44

Report of Management                                              45

Supplementary Data (unaudited) -
     Selected Quarterly Financial Data for each of the            46
     two years in the period ended December 31, 1994

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----

                                             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
Net sales                                           $363,705     $265,210     $239,717
Cost of sales                                        295,202      225,214      205,802
                                                    --------     --------     --------
Gross margin                                          68,503       39,996       33,915
Other expenses:
  Selling and administrative                          40,690       22,120       20,703
  Asbestos-related costs (Note 14)                        --           --           --
                                                    --------     --------     --------
Income from operations                                27,813       17,876       13,212
Interest expense, net of
  capitalized interest (Note 1)                       (4,931)      (3,575)      (4,222)
Interest and other income                             22,555        5,551        7,707
                                                    --------     --------     --------
Income before income taxes                            45,437       19,852       16,697

Income taxes                                         (18,402)      (8,139)      (7,265)
                                                    --------     --------     --------

Net income                                          $ 27,035     $ 11,713     $  9,432
                                                    --------     --------     --------
                                                    --------     --------     --------
Earnings per share:

  Primary                                              $6.02        $2.66        $2.30
  Fully diluted                                         6.01         2.62         2.30

Weighted average shares outstanding (thousands):

  Primary                                              4,493        4,396        4,101
  Fully diluted                                        4,496        4,470        4,101


                   See attached notes to financial statements

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31
                                                -----------------------------
                                                     1994           1993
                                                     ----           ----
                                                (DOLLAR AMOUNTS IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents (Note 1)              $    8,842     $    5,322
  Receivables (Notes 2, 4 and 5)                      40,412         16,268
  Income tax refund receivable (Note 1)                   --          3,500
  Current portion of
    notes receivable (Note 5)                          1,317            988
  Inventories (Notes 1, 4 and 5)                      76,656         80,158
  Prepaid expenses                                     1,836          1,373
  Deferred income taxes (Note 1)                       9,270          6,898
                                                  ----------     ----------
  Total current assets                               138,333        114,507

Timber and timberlands, net (Notes 5 and 11)          30,305         35,564
Property, plant and equipment, at cost:
    (Notes 1, 4 and 5)
  Land and improvements                               22,051         21,079
  Buildings                                           37,121         25,569
  Machinery and equipment                            130,503        110,771
  Construction in progress                             1,142          1,198
                                                  ----------     ----------
                                                     190,817        158,617
  Accumulated depreciation                           (75,850)       (69,121)
                                                  ----------     ----------

  Net property, plant and equipment                  114,967         89,496
Notes receivable (Note 5)                             12,451         11,432
Goodwill (Note 13)                                    64,623             --
Other assets                                          12,957         10,360
                                                  ----------     ----------

  Total operating assets                             373,636        261,359

Cash restricted for asbestos costs                     1,893            827
Asbestos costs to be reimbursed (Note 14)            810,454        968,309
                                                  ----------     ----------

                                                  $1,185,983     $1,230,495
                                                  ----------     ----------
                                                  ----------     ----------

                   See attached notes to financial statements

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31
                                                -----------------------------
                                                     1994           1993
                                                     ----           ----
                                                (DOLLAR AMOUNTS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks (Note 4)                 $       --     $   17,657
  Current portion of long-term debt (Note 5)           2,045          4,764
  Accounts payable and accrued liabilities            58,698         30,416
    (Note 3)
  Reserve for asbestos-related costs (Note 14)         2,700          2,700
                                                  ----------     ----------
    Total current liabilities                         63,443         55,537

Long-term debt (Note 5)                              101,293         23,539
Reserve for asbestos-related costs (Note 14)          14,584         16,795
Other long-term liabilities (Note 7 and 8)            24,109         21,412
Deferred income taxes (Note 1)                        19,440         18,755
                                                  ----------     ----------

    Total operating liabilities                      222,869        136,038

Asbestos claims settlements (Note 14)
  Current                                              6,878         11,048
  Long-term                                          788,487        941,880
                                                  ----------     ----------

    Total asbestos claims settlements                795,365        952,928

Long-term debt associated with asbestos               22,360         21,361
                                                  ----------     ----------
    (Note 5)

    Total liabilities                              1,040,594      1,110,327

Commitments & contingencies (Notes 11, 14 and 15)

Stockholders' equity (Notes 7, 9 and 10):
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                        --             --
  Common stock, $.01 par value, 15,000,000
  shares authorized; 4,224,225 and
    4,201,420 shares issued                               42             42
  Additional paid-in capital                          76,166         75,836
  Retained earnings                                   73,752         46,717
  Minimum pension liability adjustment (Note 7)       (4,571)        (2,427)
                                                  ----------     ----------
    Total stockholders' equity                       145,389        120,168
                                                  ----------     ----------

                                                  $1,185,983     $1,230,495
                                                  ----------     ----------
                                                  ----------     ----------

                   See attached notes to financial statements

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from operating
  activities:
  Net income                                        $ 27,035     $ 11,713     $  9,432
  Adjustments to reconcile income
    to net cash provided (used) by
    operating activities:
    Depreciation, amortization
      and depletion                                   11,134       10,517       11,998
    Deferred income taxes                              1,135        2,227        5,563
    Deferred long term benefits                         (671)       1,606         (374)
    Compensation for stock grants                        129        1,039          517
    Gain on sale of assets                           (21,270)      (3,762)      (2,998)
    Change in working capital:
      Receivables                                      5,522         (867)       3,500
      Inventories                                     30,795      (27,799)      (4,858)
      Prepaid expenses                                   188         (578)          84
      Accounts payable and
        accrued liabilities                           (5,075)      (1,414)      (6,070)
      Discontinued operations
        net asset change                                  --        2,193          139
                                                    --------     --------     --------
  Net cash provided (used) by
    operations                                        48,922       (5,125)      16,933

Cash flows from investing activities:
  Non-cash net assets of
    acquired operations                             (119,894)     (13,054)          --
  Proceeds from asset sales                           26,023        5,313        4,066
  Property, plant and equipment
    additions                                         (9,399)      (9,815)      (5,027)
  Timber and timberlands
    changes, net                                       1,901       (3,270)        (344)
  Reductions of notes
    receivable                                         1,611          996        3,862
  Decrease (increase) in
    other assets                                      (1,039)        (517)         559
                                                    --------     --------     --------
  Net cash provided (used) by
    investing activities                            (100,797)     (20,347)       3,116


                                   (continued)

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from financing activities:
  New borrowings                                    $ 93,000     $ 15,000     $  7,560
  Repayment of debt                                  (35,622)     (10,799)     (10,403)
  Employee stock plan transactions                       201          534           44
                                                    --------     --------     --------
  Net cash provided (used) by
    financing activities                              57,579        4,735       (2,799)
                                                    --------     --------     --------
  Net cash provided (used) by
    business activities                                5,704      (20,737)      17,250

Cash flows from asbestos-
  related activities:
  Receipts from insurers                               7,657       19,848       18,016
  Structured settlement program
    activity                                             476       (1,638)     (10,167)
  Other asbestos-related cash
    transactions                                      (9,251)     (13,832)     (18,865)
  Change in cash restricted for
    asbestos costs                                    (1,066)       5,670        5,255
                                                    --------     --------     --------
  Net cash provided (used) by
    asbestos-related activities                       (2,184)      10,048       (5,761)
                                                    --------     --------     --------

Net increase (decrease) in cash                        3,520      (10,689)      11,489
Cash at beginning of year                              5,322       16,011        4,522
                                                    --------     --------     --------

Cash at end of year                                 $  8,842     $  5,322     $ 16,011
                                                    --------     --------     --------
                                                    --------     --------     --------
Cash paid during the year for:
  Interest (net of capitalized
    interest)                                       $  2,986     $  3,011     $  4,112
  Income taxes                                        12,718        5,538        7,138
Non-cash items:
  Increase (decrease) in accrued asbestos -
    related legal costs                                 (198)        (574)         846
  Increase in asbestos
    claims settlements                               151,498      244,072      468,293
  Payments made to claimants on
    Fibreboard's behalf                              309,537       88,230           --
  Increase in receivables from sale
    of surplus real estate                             2,949          250          250
  Acquisition of businesses
    Fair value of assets acquired                    155,440       13,954           --
    Cash paid                                        119,894       13,054           --
                                                    --------     --------     --------
    Liabilities assumed                               35,546          900           --


                   See attached notes to financial statements

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Common stock:
  Beginning balance,
    4,201,420, 4,142,300
    and 4,052,213 shares issued                     $     42     $     41     $     40

  Shares issued under employee
    stock plans, 22,805,
    59,120 and 90,087 shares                              --            1            1
                                                    --------     --------     --------
  Ending balance,
    4,224,225, 4,201,420
    and 4,142,300 shares issued                     $     42     $     42     $     41
                                                    --------     --------     --------
                                                    --------     --------     --------

Additional paid-in capital:
  Beginning balance                                 $ 75,836     $ 74,264     $ 73,246

  Fair value in excess of par value
    for shares issued under employee
    stock plans                                          201          533          501
  Compensation related to employee
    stock plans                                          129        1,039          517
                                                    --------     --------     --------

  Ending balance                                    $ 76,166     $ 75,836     $ 74,264
                                                    --------     --------     --------
                                                    --------     --------     --------

Retained earnings:
  Beginning balance                                 $ 46,717     $ 35,004     $ 25,572

  Net income                                          27,035       11,713        9,432
                                                    --------     --------     --------

  Ending balance                                    $ 73,752     $ 46,717     $ 35,004
                                                    --------     --------     --------
                                                    --------     --------     --------

Minimum pension liability:
  Beginning balance                                 $ (2,427)    $ (1,439)    $     --

  Changes during the year                             (2,144)        (988)      (1,439)
                                                    --------     --------     --------

  Ending balance                                    $ (4,571)    $ (2,427)    $ (1,439)
                                                    --------     --------     --------
                                                    --------     --------     --------

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

          Certain reclassifications of prior year amounts have been made to conform with the current presentation.

EARNINGS PER SHARE

          Earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the year plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming Fibreboard used the proceeds received to purchase additional shares at market value. The effect of common stock equivalents was not material in 1992.

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

INVENTORY VALUATION

          Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are valued as follows:

                                                     DECEMBER 31
                                               ---------------------
                                                  1994        1993
                                                  ----        ----
               Finished goods                  $45,622       $21,833
               Raw materials                    29,182        56,649
               Supplies                          1,852         1,676
                                               -------       -------
               Total inventories               $76,656       $80,158
                                               -------       -------
                                               -------       -------

TIMBER

          Fibreboard follows an overall policy on fee timber that amortizes timber costs over the total fiber available during the estimated growth cycle. Timber carrying costs are expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

          Fibreboard uses the units of production method of depreciation for some of its machinery and equipment which depreciates cost over the estimated number of units that the equipment will be able to produce during its useful life.

          Provisions for depreciation of buildings and the remaining machinery and equipment have been computed using straight-line rates based upon the estimated service lives (4-30 years).

          Fibreboard capitalizes interest on borrowed funds incurred during construction periods. Capitalized interest is amortized over the lives of the related assets. Interest capitalized in 1994, 1993 and 1992 was $0, $183 and $142.

          Fibreboard capitalizes logging road construction costs as part of "Land and Improvements." These costs are amortized as the timber volume adjacent to the road system is harvested.

          On July 1, 1993, Fibreboard adjusted the depreciable lives of its assets to more closely approximate their useful lives, resulting in a reduction of depreciation expense of $1,437 in 1993.

INCOME TAX POLICIES

          The income tax provision includes the following:

                                                            YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        1994         1993        1992
                                                        ----         ----        ----
          Current income taxes                        $ 17,534     $ 8,579     $ 2,661
          Benefit of operating loss carry forward           --        (729)         --
          Deferred income taxes                            868         289       4,604
                                                      --------     -------     -------
                                                      $ 18,402     $ 8,139     $ 7,265
                                                      --------     -------     -------
                                                      --------     -------     -------

          The following table summarizes the differences between the statutory federal and effective tax rate:

                                                          YEAR ENDED DECEMBER 31
                                                        ---------------------------
                                                        1994       1993        1992
                                                        ----       ----        ----
          Federal tax rate                               35%         35%         34%
          State income taxes                              6           6           7
          Book/tax basis differences                     --          --           2
          Other                                          --          --           1
                                                        ---         ---         ---
                                                         41%         41%         44%
                                                        ---         ---         ---
                                                        ---         ---         ---

          In 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law increasing the federal tax rate from 34% to 35%.

          Effective January 1, 1993, the Company implemented the provisions of Statement of Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The adoption of SFAS 109 had no effect on reported net income.

          The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                               YEAR ENDED DECEMBER 31
                                               ----------------------
                                                  1994        1993
                                                  ----        ----
Deferred tax assets:
    Accrued liabilities                          $ 5,344     $ 5,294
    Current portion asbestos reserve               1,134       1,163
    Alternative minimum tax credit carryover       1,258          --
    Other                                          1,534         441
                                                 -------     -------
    Total deferred tax assets                    $ 9,270     $ 6,898
                                                 -------     -------
                                                 -------     -------

Deferred tax liabilities:
    Property, plant and equipment                 15,751     $12,088
    Timber                                         8,230       9,740
    Post retirement benefits                      (7,187)     (7,124)
    Long-term asbestos                              (144)     (1,046)
    State taxes                                   (1,142)       (476)
    Other                                          3,932       5,573
                                                 -------     -------
    Total deferred tax liabilities               $19,440     $18,755
                                                 -------     -------
                                                 -------     -------

          Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11, Accounting for Income Taxes (APB 11). The following table summarizes the major components of the provision for deferred taxes under APB 11 which resulted from timing differences in the recognition of income and expense for financial reporting and tax purposes:

                                               YEAR ENDED DECEMBER 31
                                                         1992
                                                         ----
    Asbestos related costs                              $5,245
    Depreciation                                        (1,325)
    Tax basis of inventories                              (139)
    Income and expense affecting future years              516
    Involuntary conversions                                 (7)
    Plant shut down costs                                  474
    Post retirement benefits                              (160)
                                                        ------
                                                        $4,604
                                                        ------
                                                        ------

2.        RECEIVABLES

                                                       DECEMBER 31
                                                 ------------------------
                                                  1994             1993
                                                  ----             ----
          Trade receivables                      $40,924          $16,166
          Less reserves for bad debts             (2,352)            (702)
          Other receivables                        1,840              804
                                                 -------          -------
                                                 $40,412          $16,268
                                                 -------          -------
                                                 -------          -------

3.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                        DECEMBER 31
                                                  ------------------------
                                                   1994             1993
                                                   ----             ----
Accounts payable                                  $23,009          $ 9,077
Accrued pension costs                               4,518            1,058
Asbestos-related legal costs                          233              430
Salaries and wages payable                          9,108            5,532
Taxes other than income taxes                       3,175            1,978
Workers' compensation                               6,330            4,339
Other                                              12,325            8,002
                                                  -------          -------
                                                  $58,698          $30,416
                                                  -------          -------
                                                  -------          -------

Fibreboard is self-insured for the majority of its workers compensation benefits. Workers compensation expense was $2,356, $1,074 and $1,836 in 1994, 1993 and 1992 based on actual and estimated claims incurred.

4.        NOTES PAYABLE

          At December 31, 1993, Fibreboard had a $40,000 operating line of credit facility, secured by a substantial majority of Fibreboard's receivables, inventories and machinery and equipment. This facility was replaced during 1994 with the revolving credit facility described in Note 5.

          Fibreboard has a $5,000 operating line of credit dedicated for the seasonal cash needs of its resort operations. Borrowings under the facility carry interest at the prime rate plus 1/4% (8-3/4% at December 31, 1994). The facility expires May 31, 1995. At December 31, 1994, no amounts were outstanding; however, $1,428 of availability under the facility was utilized to secure standby letters of credit.

5.        LONG-TERM DEBT

          Fibreboard's long-term debt not associated with asbestos consists of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                            1994         1993
                                                            ----         ----
Revolving credit facility,interest at LIBOR plus 0.75%
to 1.0%(6.36% at December 31, 1994), secured by the
timberlands, machinery and equipment, receivables
and inventories of Fibreboard and its subsidiaries
other than the resort subsidiaries                        $ 86,000     $     --

Term loans, interest at 11.8%                                   --        6,164

Reducing revolving credit facility, interest
at prime plus 1/2% (9.0% at December 31, 1994),
maximum amount available reduces by $1,429 each
April with the balance due May 31, 1998 (maximum
amount available at December 31, 1994 was $8,069),
secured by the assets of a resort subsidiary                 6,700       10,000

Term loan, interest at prime plus 1/2% (9.0%
at December 31, 1994), payable in varying
annual installments through 1998, secured
by the assets of a resort subsidiary                         4,500        5,000

Pollution control project revenue bonds,
6.6%, payable annually through 1999, unsecured               5,905        6,875

Other debt--6.8% to 11.5% payable in
varying amounts                                                233          264
                                                          --------     --------
                                                           103,338       28,303
  Less:  Current portion                                    (2,045)      (4,764)
                                                          --------     --------
                                                          $101,293     $ 23,539
                                                          --------     --------
                                                          --------     --------

          Required repayment of long-term debt is as follows:

                    YEAR ENDING
                    DECEMBER 31
                    -----------
                        1995                                $  2,045
                        1996                                   3,759
                        1997                                  89,770
                        1998                                   6,429
                        1999                                   1,335
                                                            --------

                                                            $103,338
                                                            --------
                                                            --------

          Fibreboard has notes receivable with terms and payment dates which are substantially identical to $5,905 of revenue bonds included in the above table. Payments under these notes are as follows:

                    YEAR ENDING
                    DECEMBER 31
                    -----------
                        1995                                $  1,035
                        1996                                   1,105
                        1997                                   1,175
                        1998                                   1,255
                        1999                                   1,335
                                                            --------
                                                            $  5,905
                                                            --------
                                                            --------

          Fibreboard obtained a $175,000 revolving credit facility during 1994. Initial borrowings were used to replace the credit facility described in Note 4, repay the 11.8% term loans and fund a portion of the purchase of Norandex Inc. (see Note 13). The maximum amount available reduces to $150,000 on September 30, 1995 and to $125,000 on September 30, 1996 with the balance due September 30, 1997, unless the maturity date is extended by Fibreboard and its lenders. Proceeds of borrowings may be used for general corporate purposes and acquisitions. Additional amounts available aggregated $82,904 at December 31, 1994.

          Fibreboard's loan agreements contain various financial covenants, the most restrictive of which impose limitations on dividends and other distributions to stockholders, require the maintenance of minimum levels of net worth, limit the ratio of consolidated funded debt to net worth and require maintenance of certain coverage ratios. At December 31, 1994, these covenants were met.

          Fibreboard has entered into an interest rate swap to fix the interest rate on $50,000 of borrowings under the revolving credit facility. Through October 1995, Fibreboard will pay the intermediary interest at 6.41% and will receive interest at LIBOR. In addition, Fibreboard has entered into an agreement under which it will receive an interest payment on $50,000 to the extent LIBOR exceeds 7.5% for the period November 1995 through October 1996. The cost of this transaction will be recognized during 1996.

          Fibreboard's asbestos related long-term debt consists of the following and is due upon conclusion of the asbestos personal injury insurance coverage litigation. In the event Fibreboard prevails in the insurance coverage litigation, the amounts will be repaid from insurance proceeds.

                                                       DECEMBER 31
                                                   --------------------
                                                    1994          1993
                                                    ----          ----
     Amounts advanced under reimbursement
       agreement, interest at prime minus 2%
       (6.5% at December 31, 1994)                 $22,360       $21,361


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

INTEREST RATE INSTRUMENTS

Fair market value is based on market rates at the end of the period for similar instruments.

The estimated fair values of financial instruments are as follows:

                                                1994                     1993
                                       -------------------       ------------------
                                       CARRYING       FAIR       CARRYING      FAIR
                                        AMOUNT       VALUE        AMOUNT      VALUE
                                        ------       -----        ------      -----
Financial assets:

   Cash and short-term investments     $ 10,735     $ 10,735     $ 6,149     $ 6,149
   Notes receivable                      13,768       14,087      12,420      12,721
   Interest rate instruments                350          841          --          --
Financial liabilities:

   Notes payable to banks                    --           --      17,657      17,657
   Long-term debt                       103,338      101,907      28,303      28,818


          Fibreboard's consolidated balance sheets include financial instruments resulting from the asbestos-related litigation, asbestos costs to be reimbursed, asbestos claims settlement obligations and asbestos-related long-term debt. These are unique financial instruments. Consequently, these instruments are not traded nor is it likely a willing buyer could be found. Therefore, it is not practicable to estimate a market value. The balance sheets as of December 31, 1994 and 1993 reflects asbestos costs to be reimbursed of $810,454 and $968,309, asbestos claims settlements of $795,365 and $952,928 and asbestos-related long-term debt of $22,360 and $21,361.

7.        PENSION PLANS

          Fibreboard has pension plans covering substantially all employees. Contributions to defined benefit plans are based on actuarial calculations of amounts necessary to cover current cost and amortization of prior service costs. Benefits for employees of the acquired Norandex operation continue to vest while all other plan participants' benefits have vested and been frozen. Contributions to defined contribution plans are nondiscretionary and based on varying percentages of eligible compensation for the year.

          The status of Fibreboard's defined benefit pension plan at December 31, 1994 and 1993 is as follows:

                                               DECEMBER 31
                                          ---------------------
                                            1994         1993
                                            ----         ----
Vested benefit obligation                 $ 73,674     $ 71,109
                                          --------     --------
                                          --------     --------

Accumulated benefit obligation            $ 76,503     $ 73,612
                                          --------     --------
                                          --------     --------

Projected benefit obligations             $ 80,977     $ 73,612
Plan assets                                 55,336       55,218
                                          --------     --------
     Projected benefit obligations
       in excess of plan assets            (25,641)     (18,394)
Unrecognized obligation at transition        1,206        1,326
Unrecognized net loss in past service        7,318        4,113
Adjustment required to recognize
  minimum liability                         (8,889)      (5,439)
                                          --------     --------
     Net accrued pension expense          $(26,006)    $(18,394)
                                          --------     --------
                                          --------     --------

          Of the accrued expense, $4,518 and $1,058 is included in accounts payable and accrued liabilities (Note 3).

          The actuarial assumptions used to determine accrued pension expense and the funded status of the plans for 1994 were: 7.5% discount rate (net pension expense), 8.25% discount rate (funded status), 8% expected long-term rate of return on plan assets and a 5% salary increase for active participants. The assets of the plan at December 31, 1994 and 1993 consist of bonds, both corporate and government, stocks, cash and cash equivalents.

          As required by Statement of Accounting Standards No. 87, Employers' Accounting for Pensions, Fibreboard has recognized a minimum pension liability associated with its frozen defined benefit plan. As a result, Fibreboard recorded an after tax reduction in equity of $4,571 at December 31, 1994 and $2,427 at December 31, 1993.

          Pension expense included the following components:

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                               1994        1993        1992
                                               ----        ----        ----
     Benefits earned by employees             $  296      $   --      $  878
     Interest cost on projected
       benefit obligation                      5,774       5,489       5,739
     Return on plan assets                       433      (5,832)     (3,655)
     Net amortization and deferral            (4,659)      1,729        (750)
     Curtailment gain                             --          --      (2,353)
                                              -------     -------     ------
     Net pension cost (income) of defined
       benefit plans                           1,844       1,386        (141)
     Contributions to defined contribution
       pension plans                           2,262       2,033         730
                                              -------     -------     ------

     Net pension expense                      $4,106      $3,419      $  589
                                              -------     -------     ------
                                              -------     -------     ------

          On December 31, 1992, a defined benefit pension plan with assets in excess of obligations was frozen, resulting in a curtailment gain of $2,353. The assets of the plan were merged with Fibreboard's other defined benefit pension plan. The curtailment gain is reflected as a component of interest and other income in the Consolidated Statements of Income.

8.        NON-PENSION POST-RETIREMENT BENEFITS

          Through 1992, Fibreboard provided post-retirement benefits to employees who met certain requirements until they reached age 65. The benefits provided were mainly health care and dental. This benefit was discontinued for employees who retired after December 31, 1992. However, post-retirement benefits are available to certain collective bargaining units of facilities which have been sold.

          The status of Fibreboard's non-pension post retirement benefits at December 31, 1994 and 1993 are as follows:

                                                            YEAR ENDED DECEMBER
                                                            -------------------
NET PERIODIC POST RETIREMENT BENEFIT COST                    1994         1993
                                                             ----         ----
     Interest cost                                         $   176       $  674
     Net other                                              (1,456)          --
                                                            ------       ------
     Total                                                 $(1,280)      $  674
                                                            ------       ------
                                                            ------       ------

ACCRUED BENEFIT COST

     Accumulated post retirement benefit obligation
       Retirees                                             $1,331       $3,647
       Eligible actives                                        267           --
       Other active plan participants                          163           --
                                                            ------       ------
                                                             1,761        3,647
     Unrecognized net (gain) loss                             (360)          98
                                                            ------       ------
     Total                                                  $2,121       $3,549
                                                            ------       ------
                                                            ------       ------

          Amounts recorded as net other includes a gain of $1,164 from the resolution of a post-retirement benefit obligation of facilities sold in 1988.

          A 16% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994. The cost trend rate was assumed to decrease to 9% in 1995 and slightly thereafter until 2001 at which time the rate was assumed to stabilize at 6%. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post retirement benefit obligation as of December 31, 1994 by $45 and the aggregate of the service and interest cost components of net periodic post retirement cost for the year then ended by $4. The weighted average discount rate used in determining the accumulated post retirement benefits was 8.25% while 7.5% was used to determine the 1994 post-retirement benefit cost.

9.        STOCK OPTION AND STOCK PURCHASE PLANS

          Fibreboard has a stock option and rights plan for certain officers, directors and key employees. The plan provides for granting stock options, stock appreciation rights, limited stock appreciation rights and restricted stock awards. Awards under the plan are determined by the compensation committee of the Board of Directors. The maximum number of shares available for award under the plan is 800,000. Option prices are set by the committee.
Option prices for grants must be at least 85% of the fair market value on the date of grant. The time limit within which options may be exercised and other exercise terms are fixed by the committee.

          When stock options are exercised, the proceeds (including any tax benefits to Fibreboard resulting from the exercise) are credited to the appropriate common stock and additional paid-in capital accounts. Compensation related to restricted stock awards and certain option grants (measured at the grant date) is recognized as expense over the term of the related award.

          At December 31, 1994, options to purchase 503,650 shares at prices from $2.83 to $25.38 were outstanding. Options exercised in 1994 were 4,750.
At December 31, 1994, options to purchase 491,650 shares were immediately exercisable. Options becoming exercisable in 1995 are 12,000. Option awards for 54,000 shares include limited stock appreciation rights for a like number of shares. Each limited stock appreciation right entitles the holder, in certain limited circumstances, to surrender the underlying option in exchange for cash equal to the difference between fair market value at the date of surrender and the option price for such shares.

          At December 31, 1994, restricted stock awards of 35,000 shares were outstanding. The shares awarded will be issued, 7,000 shares in 1995, 15,000 in 1996 and 13,000 in 1997 provided the grantee is employed continuously through the issue date.

          In addition, Fibreboard had an employee stock purchase plan which was suspended in 1992. The plan allowed employees to purchase Fibreboard stock with an aggregate purchase price of up to 15% of the employee's base salary at the beginning of each purchase period. The purchase price was the lesser of 85% of fair market value at the beginning of each purchase period or 85% of fair market value at the actual purchase date. The maximum number of shares issuable under the plan was 250,000. During 1994, 1993 and 1992, 0, 0 and 17,360 shares of
Fibreboard stock were sold to employees under this plan.

          Fibreboard has a long-term equity incentive plan, which provides for awards of phantom stock units. Each phantom stock unit entitles the grantee to a cash payment equal to the fair market value of one share of Fibreboard common stock at the maturity date less the fair market value on the grant date. At December 31, 1994, 235,400 phantom stock units had been awarded at fair market
value on the grant date from $27.50 to $30.00.   These phantom stock units
mature 47,400 units in 1995, 79,000 units in 1996, and 109,000 units in 1997.

          Compensation expense recognized for these plans was $129, $1,039 and $517 in 1994, 1993 and 1992.

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

11.       COMMITMENTS

          Fibreboard is obligated to purchase timber under cutting contracts with the U.S. Forest Service, which extend to 1996. The table below presents Fibreboard's best estimate of its commitment under timber cutting contracts by year of contract expiration:

                                             YEAR ENDING
                                             DECEMBER 31
                                             -----------
                                          1995          $ 7,427
                                          1996            2,015
                                                        -------
                                                        $ 9,442
                                                        -------
                                                        -------

          Fibreboard leases certain office and warehouse space and machinery and equipment under operating leases which expire within six years. Minimum lease payments and subleases for the next five years are as follows:


                                         YEAR ENDING DECEMBER 31
                                         -----------------------

                                                  PAYMENTS  SUBLEASES
                                                  --------  ---------
                                     1995         $ 6,669      $443
                                     1996           6,141       225
                                     1997           4,796        --
                                     1998           3,889        --
                                     1999           2,906        --
                                                  -------      ----
                                                  $24,401      $668
                                                  -------      ----
                                                  -------      ----

          In addition, the Company leases property from the U.S. Forest Service for one of its resort operations. Lease payment terms are based on a percentage of revenues. Total rent expense for all operating leases amounted to $4,979, $2,194 and $1,753 in 1994, 1993 and 1992.

12.       INDUSTRY SEGMENT INFORMATION

          Information about Fibreboard's industry segments is set forth below.

                                                          YEAR ENDED DECEMBER 31
                                              ----------------------------------------
                                                    1994           1993           1992
                                                    ----           ----           ----
Outside sales:
   Building products
      Wood Products                           $  180,309     $  190,494     $  169,655
      Norandex                                    85,607             --             --
      Industrial Insulation Products              56,376         49,215         49,701
   Resort operations                              41,413         25,501         20,361
                                              ----------     ----------     ----------
Consolidated                                  $  363,705     $  265,210     $  239,717
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------
Operating profit:
   Building products
      Wood Products                           $   12,670         18,468         17,321
      Norandex                                     8,096             --             --
      Industrial Insulation Products               6,452          5,382          6,138
   Resort operations                               8,020          2,325          1,648
                                              ----------     ----------     ----------
Total Operations                                  35,238         26,175         25,107

Unallocated expense, net                          (7,425)        (8,299)       (11,895)
Interest expense                                  (4,931)        (3,575)        (4,222)
Interest and other income                         22,555          5,551          7,707
                                              ----------     ----------     ----------
Income before taxes                           $   45,437     $   19,852     $   16,697
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------

Identifiable assets:
   Building products
      Wood Products                           $  121,223     $  165,023     $  138,731
      Norandex                                   147,066             --             --
      Industrial Insulation Products              27,268         25,831         27,480
   Resort operations                              39,536         36,100         24,331
   Discontinued operations                            --             --          2,193
   Unallocated assets                             38,543         34,405         30,855
   Asbestos-related assets                       812,347        969,136        826,582
                                              ----------     ----------     ----------
           Total assets                       $1,185,983     $1,230,495     $1,050,172
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------

Depreciation, depletion and amortization:
   Building products
      Wood Products                           $    4,307     $    6,340     $    7,031
      Norandex                                     1,815             --             --
      Industrial Insulation Products                 788          1,041          1,810
   Resort operations                               3,467          2,514          2,331

Capital expenditures:
   Building products
      Wood Products                                2,426          4,240          2,969
      Norandex (1)                                28,628             --             --
      Industrial Insulation Products                 327            324            114
   Resort operations(2)                            6,229         17,794          2,966

     (1)  Includes acquired assets of $28,043 in 1994.
     (2)  Includes acquired assets of $12,981 in 1993.

13.  ACQUISITIONS AND DISPOSITIONS

          In July 1993, Fibreboard acquired the net assets of Sierra Ski Ranch, a ski facility located in California, for $13,054. The acquisition was accounted for as a purchase of assets. The ski area was subsequently renamed Sierra-at-Tahoe.

          On August 31, 1994, Fibreboard acquired the stock of Norandex Inc., a manufacturer and distributor of residential exterior building products, for $119,894 in cash including acquisition costs. The acquisition, which was accounted for as a purchase, resulted in $65,332 of goodwill which will be amortized over 30 years. Norandex operating earnings have been included in Fibreboard's consolidated statement of income since the date of acquisition. The following unaudited table presents the pro forma combined results of Fibreboard and Norandex assuming the transaction took place at January 1, 1994 or 1993.

                                          YEAR ENDED DECEMBER 31
                                        --------------------------
                                                (unaudited)
                                            1994             1993
                                            ----             ----
Net Sales                               $507,695          $457,841

Net Income                                30,267            18,483

Earnings per share:
  Primary                                   6.74              4.20
  Fully diluted                             6.73              4.13

          The pro forma results include only adjustments necessary to 1) reflect the allocation of the purchase price resulting in changes in depreciation and amortization; 2) recognize the interest cost associated with the purchase; and
3) recognize the income tax effects of these adjustments.

          Because the pro forma results include only the adjustments indicated above, they should not be considered indicative of the results that would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. No attempt has been made to quantify in the pro forma results additional costs which may be incurred as a result of the combination, even though certain costs are expected to increase. Furthermore, the pro forma results include the effects of gains on asset sales and restructuring costs which occurred during the periods and which may not reoccur.

          In February 1994, Fibreboard sold its agricultural container manufacturing facilities located in Fresno, CA in order to concentrate its resources on the primary wood products and remanufacturing businesses. In July 1994, 8,900 acres of non-essential timberlands were sold for $21,500 and an $18,858 pre-tax gain was recognized in interest and other income.

14.  ASBESTOS-RELATED LITIGATION

CONTINGENT LIABILITY FOR ASBESTOS-RELATED CLAIMS

Overview:

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

     During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Final court approval of these agreements is required. Fibreboard believes trial court approval could occur during the first half of 1995, but if appealed, it may be 1996 or later before final court approval could be obtained.

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

Claims Activity:

     Fibreboard has already resolved 147,400 personal injury claims for approximately $1,654,400, not including legal defense costs. Substantially all of the settlements have been achieved through 1) payments by Fibreboard's insurers; 2) assignments of Fibreboard's rights to insurance payments, most of which have been converted to three-party agreements among Fibreboard, its insurer and plaintiffs; or 3) deferring payments pending resolution of the personal injury insurance coverage litigation discussed below. An additional 26,800 claims have been disposed of at no cost to Fibreboard other than legal defense costs. At December 31, 1994, Fibreboard estimates that approximately 41,900 claims have been filed against it which remain unresolved. Approximately 15,600 of these claims were initially filed against Fibreboard on or after August 27, 1993 and will be covered by the Global Settlement, if approved. Fibreboard is unable to determine the exact number of claims that may be filed in the future, although the number is expected to be substantial.

     Fibreboard has achieved excellent results in resolving asbestos-in-buildings actions. At December 31, 1994, of the 152 actions served against it, Fibreboard has been dismissed from 134 (31 of which joined the National Schools class action), settled or agreed to settle five for $2,020, tried one to a defense verdict and remains a defendant in 14 actions. In one of the remaining actions, Fibreboard won a defense verdict on product identification and cost of abatement issues, although further proceedings are scheduled.

     The following tables illustrate asbestos-related claims activity for the last three years:

                                             YEAR ENDED DECEMBER 31
                                          ----------------------------
                                           1994      1993        1992
                                           ----      ----        ----
Personal Injury Claims
----------------------

New claims received(1)                     3,500     35,100     37,000

Claims disposed
 Settled                                  15,185     27,907     54,137
 Dismissed                                 2,685      2,716      1,898
 "Green Card" settlements(2)                 189        429        862
 Judgments(3)                                  1         48         18
 Adjustments(4)                            1,366      2,300      1,900

Average settlement amount
 per claim settled(5)--
        pre-1959 claims                    $   8      $  12      $  14
        post-1959 claims                   $   7      $   4      $   3
Claims pending at year end(6)             41,900     57,800     56,200


Asbestos-in-Buildings Claims
----------------------------

New actions received                           1         --          1

Actions disposed
 Dismissed                                     8          7         12
 Settled                                      --          1         --

Actions pending at year end                   14         21         29

1. Fibreboard believes new claims received increased during 1993 and 1992 in anticipation of the Global and Insurance Settlements in 1993 and due to significant year end settlements of outstanding claims in 1992 that included a significant number of unfiled claims incorporated into large group settlements. Of the claims received in 1994 and 1993, 2,900 and 14,600 claims were filed on or after August 27, 1993, and will be covered by the Global Settlement, if approved.

2. Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

3. Judgments represent defense verdicts in favor of Fibreboard, or plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Since 1992, only 24 judgments have resulted in monetary payments, aggregating $5,385. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate discussed below.

4. Often, multiple claims are filed for the same injury. In addition, Fibreboard's claims database was constructed by merging several third-party databases in 1988. During 1992 and 1993, Fibreboard attempted to identify duplicate claims and remove them from the database. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard anticipates additional future adjustments.


5. These averages are for claims where the initial year of exposure is known.

6. Of the claims pending at December 31, 1994, 15,600 were filed on or after August 27, 1993, and will be covered by the Global Settlement, if approved.

--------------------------------------------------------------------------------

Insurance Coverage for Personal Injury Claims:

     During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company
(Pacific) (the Insurance Settlement).   In addition, Fibreboard, Continental,
Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. Fibreboard believes trial court approval could occur during the first half of 1995, but if appealed, it may be 1996 or later before final court approval could be obtained.

     If both the Global Settlement and Insurance Settlement are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. Fibreboard will contribute $10,000 toward a $1,535,000 settlement trust, which it will obtain from other remaining insurance sources and existing reserves.
The Home Insurance company paid $9,892 into the escrow account after December 31, 1994 on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. Fibreboard is obligated to pay $245, which includes interest from the settlement date to December 31, 1994, into the escrow account if the Global Settlement is approved. The remainder of the trust will be funded by Continental and Pacific. The insurers have placed $1,525,000 in an escrow account pending court approval of the settlements. The balance of the escrow account was $1,560,633 at December 31, 1994 after payment of interim expenses associated with the Global Settlement. The trust will be used to compensate "future" plaintiffs, defined as those plaintiffs who had not filed a claim against Fibreboard before August 27, 1993. Such future plaintiffs only source of compensation will be the trust, as an injunction will be entered prohibiting future claims against Fibreboard or the insurers.

     If the Global Settlement is not approved, but the Insurance Settlement is approved, the insurers will instead provide Fibreboard with up to $2,000,000 to resolve pending and future claims and will pay the deferred payment portion of existing settled claims.

     While Fibreboard is optimistic, there is no assurance final court approval of either the Global Settlement or the Insurance Settlement can be obtained. If neither the Global Settlement nor the Insurance Settlement is approved, the parties will be bound by the outcome of the insurance coverage litigation and prior settlements with Continental and Pacific, unless other settlements are reached. All insurance proceeds due from other insurers under previous settlements have been received.

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

     Fibreboard determined it was probable that it would ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the insurance coverage litigation.

     As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. Although there likely will be claims filed beyond the end of the decade, these have not been estimated.
During 1994, 1993 and 1992, unreimbursed costs of $2,211, $1,802 and $4,729 were charged against this reserve.

     Fibreboard continues to believe it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the asbestos-related personal injury claims quantified above. Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade, and no additional events have transpired during 1994 which indicate the potential liability and insurance proceeds estimates should be changed. Consequently, no adjustment has been made to the estimated liability for personal injury claims through the end of the decade or anticipated insurance proceeds. Fibreboard will continue to reevaluate its estimates and will make adjustments to the effect dictated by changes in the personal injury litigation.

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

     Fibreboard has settled five asbestos-in-buildings claims, including settlement agreements in the National Schools class action and another class action, for $2,020. The class action settlements are subject to court approval. Further, although personal injury claims have similar characteristics, the same cannot be said for asbestos-in-buildings claims. Each claim can involve from one to several thousand buildings, each of which may vary as to age, ability to identify various producers products contained in the building as well as the extent of a producer's product present, building use, difficulty of abatement (if required) and so on. Thus, while extrapolation of personal injury claims disposition experience may provide useful information for estimating future personal injury liability, such an analysis cannot be applied to asbestos-in-buildings claims.

     Trials in some of the pending asbestos-in-buildings claims are likely to occur over the next few years. To date Fibreboard has successfully defended these claims, or settled the claims for nominal amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

Insurance for Asbestos-in-Buildings Claims:

     Fibreboard has reached final settlements with four of its primary insurers and several of its excess level insurers. The settlements confirm more than $295,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims, of which $6,400 has been used through December 31, 1994.

     Fibreboard is also litigating with its remaining insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims, aggregate approximately $390,000 (including the $295,000 referred to in the prior paragraph), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage. To date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by insurance.

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

     During 1992, Fibreboard obtained widespread acceptance of this program to resolve large numbers of pending and not yet filed claims. Most of the assignment agreements have subsequently been converted to three-party agreements among Fibreboard, Continental and the plaintiffs. A 1992 judicial determination in California state court supporting the right of Fibreboard to settle claims via the Insurance Assignment Program was reversed by the appellate court in 1994. Fibreboard does not believe this reversal will have an adverse impact on the resolution of its asbestos-related personal injury liabilities.

     Insurance Assignment Program and three-party settlements are recorded as a liability when the settlement is executed. A corresponding asset for anticipated insurance proceeds is also recorded. This accounting treatment differs from the handling of unresolved claims, where no gross liability is recorded until such time as the claim is settled.

Structured Settlement Program:

     Beginning in 1988, Fibreboard has used its Structured Settlement Program
(SSP) to settle personal injury claims. Under the SSP, Fibreboard and the plaintiff agree to a settlement amount. Fibreboard agrees to pay 40% of the settlement amount of pre-1959 claims in cash, and the remainder is deferred until September 1, 1996 or upon approval of the Global and/or Insurance Settlements. Settlements of post-1959 claims result in deferring 100% of the settlement amount.

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

Oher Issues (Asbestos-in-Buildings Claims):

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

RESOURCES AVAILABLE FOR ASBESTOS-RELATED COSTS

     Under the terms of the interim agreement, Continental will provide a full defense to Fibreboard on pre-1959 claims and make certain funds available as needed to pay currently due Structured Settlement obligations and other personal injury defense costs for which Fibreboard does not have insurance available during the period pending final approval of the Global and/or Insurance Settlement, or if neither is approved, through the ultimate conclusion of the
insurance coverage appeal, however long that may take.   At December 31, 1994,
Fibreboard had $1,062 in cash on hand restricted for asbestos-in-buildings-related expenditures. At December 31, 1994, $6,878 was due in 1995 to asbestos claimants who had accepted Structured Settlement Program obligations and will be paid by Continental under the interim agreement. Fibreboard believes restricted cash on hand, amounts available under the interim agreement with Continental and amounts available under settlement agreements with Fibreboard's asbestos-in-buildings insurers will be adequate to fund defense and indemnity costs of personal injury and asbestos-in-buildings claims plus any amounts due under current and future Structured Settlement Program settlements.

15.  OTHER LITIGATION AND CONTINGENCIES

     Fibreboard has been named as a potentially responsible party in two separate landfill clean-ups in the state of California, the Operating Industries, Inc. landfill in Monterey Park and the GBF landfill in Pittsburg.
In addition, Fibreboard has been named as a defendant in a private party lawsuit seeking to recover costs of clean-up and remediation of the Acme landfill in Martinez, California. In all cases, Fibreboard's former container products division was responsible for materials deposited at the landfills. Fibreboard is working with the steering committees of each site to determine Fibreboard's allocable share of investigation and remediation costs. Fibreboard has established a reserve against which the costs of study and cleanup, as well as ongoing legal and steering committee administrative costs, will be charged. The amount of the reserve was increased by $986 in 1992 to account for the addition of the Acme landfill contingency and to reflect more current remediation cost estimates for the GBF landfill. As of December 31, 1994, the reserve had a remaining balance of $1,627. Fibreboard believes its litigation reserves will be adequate to cover its remaining costs associated with these landfill sites.

     Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Fibreboard Corporation:

          We have audited the accompanying consolidated balance sheets of Fibreboard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fibreboard Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in more detail in Note 14 to the accompanying financial statements, Fibreboard has been subject to significant asbestos-related litigation and claims allegedly caused by products that the Company manufactured prior to 1972. The amounts involved are substantial. During 1993, Fibreboard, its insurance carriers, and counsel for personal injury claimants entered into agreements which, if finally approved by the court, would resolve the Company's asbestos-related personal injury liabilities within available insurance and existing reserves. However, if these agreements are not approved by the court, the ultimate resolution of these claims and litigation could be materially adverse to Fibreboard causing a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that Fibreboard will continue as a going concern and do not include any adjustments that might result from the final resolution of these asbestos-related uncertainties.




                                             Arthur Andersen LLP


San Francisco, California,
February 1, 1995.

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

          The Board of Directors discharges its responsibility for reported financial information through its Audit Committee. This Committee, composed of all outside directors, meets periodically with management, the internal audit department and Arthur Andersen LLP to review the activities of each.




     John D. Roach                                James P. Donohue
     Chairman, President and                      Senior Vice President,
      Chief Executive Officer                       Finance and Administration


     Garold E. Swan
     Vice President and Controller

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                      Gross         Net  Earnings Per Share
Quarter                  Net Sales    Margin      Income  (Fully Diluted)
-------                  ---------    ------      ------ ------------------
 1994
 ----

   1st                   $ 86,300     $19,526     $ 7,458        $1.66
   2nd                     59,608       6,935       2,105          .47
   3rd                     80,393      11,655      13,015(1,2)    2.90
   4th                    137,404      30,387       4,457(2)       .99
                         --------     -------     -------
   TOTAL                 $363,705     $68,503     $27,035         6.01
                         --------     -------     -------
                         --------     -------     -------

 1993
 ----

   1st                   $ 74,894     $16,741     $ 6,420        $1.47
   2nd                     65,021      10,617       3,370          .77
   3rd                     59,136       6,393       1,188          .26
   4th                     66,159       6,245         735          .16
                         --------     -------     -------

   TOTAL                 $265,210     $39,996     $11,713        $2.62
                         --------     -------     -------
                         --------     -------     -------

(1) Includes a pre-tax gain of $18,858 on the sale of non-essential timberlands.

(2) Includes the results of operations of Norandex Inc. acquired on August 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Directors of Fibreboard is incorporated herein by reference from "Election of Directors" and "Directors Not Standing for Election" of Fibreboard Corporation's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1995. See also "Executive Officers of the Registrant" in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference from "Compensation of Directors" and "Executive Compensation" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from "Security Ownership of Management and Principal Stockholders" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED IN THIS REPORT.

          1.   Index to Financial Statements and Supplementary Data.  See page
               20.
          2.   Index to Financial Statement Schedules.  See page 51.
          3.   The following exhibits are filed as part of this Form 10-K:

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
-------      ---------------------------------------------

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

10.1* Form of Indemnification Agreement between Fibreboard Corporation and each director and officer of Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

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

10.3.1 Amendment No. 1 to Fibreboard Corporation Restated 1988 Employee Stock Option and Rights Plan (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

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

10.6.1 Agreement dated February 6, 1995 between Fibreboard Corporation and The Home Insurance Company.

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

10.12* Summary description of Fibreboard Corporation incentive compensation arrangements (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

10.13* Amended and Restated Employment Agreement dated January 1, 1995 between Fibreboard Corporation and John D. Roach.

10.14 Amended and Restated Credit Agreement dated September 29, 1994 among Fibreboard Corporation, as Borrower, Certain Commercial Lending Institutions and Bank of America National Trust and Savings Association, as Administrative Co-Agent and Collateral Co-Agent (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.14.1 First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 1995, among Fibreboard Corporation, Bank of America National Trust and Savings Association, as administrative co-agent for the Lenders and as collateral co-agent for the Lenders, and the several financial institutions party to the Credit Agreement.

10.15 Stock Purchase Agreement among Noranda Aluminum, Inc., Norandex Inc. and Fibreboard Corporation dated as of August 31, 1994 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated August 31, 1994).

10.16* Form of Severance Agreement dated January 1, 1992 between Fibreboard Corporation and Messrs. Donohue, Costello, Douglas, DeMaria, Elliott and Swan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.19*       Amended and Restated Fibreboard Corporation Supplemental Retirement
             Plan.

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

10.27 Loan Agreement dated September 17, 1993 between First Interstate Bank of Nevada, N.A. and Sierra-at-Tahoe and Trimont Land Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended September 30,
             1993).

10.28 Settlement Agreement dated October 12, 1993 among Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended September 30,
             1993).

10.29 Supplemental Agreement dated October 12, 1993 between Fibreboard Corporation and Continental Casualty Company (pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, confidential treatment has been requested for this exhibit. This agreement has been placed under court seal.)

10.30 Global Settlement Agreement among Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and The Settlement Class, together with Exhibits A-E (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated December 23, 1993).

10.30.1 Amendment No. 1 to the Global Settlement Agreement, dated December 15, 1994, by and among The Settlement Class, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and the Trustees of the Fibreboard Asbestos Compensation Trust.

10.30.2 Amendment No. 2 to the Global Settlement Agreement, dated February 6, 1995, by and among the Settlement Class, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company.

10.30.3 Amendment No. 1 to the Escrow Agreement, dated February 6, 1995, by and among Continental Casualty Company, Pacific Indemnity Company, Fibreboard Corporation and The First National Bank of Chicago.

10.31 Agreement dated March 1994 among Representative Plaintiffs, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 19943).

10.32 Settlement Agreement dated October 28, 1994 between Fibreboard Corporation, CIGNA Specialty Insurance Company, Central National Insurance Company of Omaha, Century Indemnity Company, CIGNA Property and Casualty Insurance Company and Insurance Company of North America (pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, confidential treatment has been requested for this exhibit).

10.33* Fibreboard Corporation Long-Term Equity Incentive Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

21.          Fibreboard Corporation Subsidiaries.

23.          Consent of Arthur Andersen LLP

         * Denotes management contract or compensation plan identified pursuant to Item 14(a)(3) of Form 10-K.


(b) REPORTS ON FORM 8-K

 No Current Reports on Form 8-K were filed during the period October 1, 1994 to December 31, 1994.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


Schedule                                                              Page
--------                                                              ----


III   Valuation and qualifying accounts for each                       52
           of the three years in the period ended
           December 31, 1993


      Report of independent public accountants on                      53
           financial statement schedules.

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (000'S Omitted)

COLUMN A                        COLUMN B     COLUMN C      COLUMN D                         COLUMN E
--------                        --------     --------      --------                         --------
                                             ADDITIONS
                                BALANCE AT  CHARGED TO    UNCOLLECTIBLE                     BALANCE
                                BEGINNING    COSTS AND      ACCOUNTS                         AT END
DESCRIPTION                     OF PERIOD    EXPENSES      WRITTEN OFF      OTHER(A)        OF PERIOD
-----------                     ---------    --------      -----------      --------        ---------
1992
----

Reserve for:
Doubtful accounts                  687          225          (287)              --             625
Asbestos-related costs          26,026           --            --           (4,729)         21,297

1993
----

Reserve for:
Doubtful accounts                  625          615          (538)              --             702
Asbestos-related costs          21,297           --            --           (1,802)         19,495


1994
----

Reserve for:
Doubtful accounts                  702          569          (310)           1,391           2,352
Asbestos-related costs          19,495           --            --           (2,211)         17,284

(a) Consists of reserve for doubtful accounts of acquired company and asbestos-related payments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders of
Fibreboard Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fibreboard Corporation included in this Form 10-K, and have issued our report thereon dated February 1, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the significant uncertainty surrounding the asbestos claims that have been filed against the Company as discussed in Note 14 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP


San Francisco, California
 February 1, 1995.

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


                                        FIBREBOARD CORPORATION
                                        ----------------------
                                             (Registrant)



Dated:  March 24, 1995               By:  /s/  John D. Roach
                                          --------------------
                                          John D. Roach
                                          Chairman, President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Name                           Title                             Date
-------------------------      -----------------                 -----------

/s/  John D. Roach             Chairman, President,              March 24, 1995
-------------------------       Chief Executive Officer
John D. Roach                   and Director (Principal
                                Executive Officer)


/s/  James P. Donohue          Senior Vice President,            March 24, 1995
-------------------------       Finance and Adminis-
James P. Donohue                tration and Chief
                                Financial Officer
                                (Principal Financial Officer)


/s/  Garold E. Swan            Vice President and                March 24, 1995
-------------------------       Controller (Principal
Garold E. Swan                  Accounting Officer)


/s/  Philip R. Bogue           Director                          March 24, 1995
-------------------------
Philip R. Bogue

Name                           Title                             Date
-------------------------      -----------------                 -----------

/s/  William D. Eberle         Director                          March 24, 1995
-------------------------
William D. Eberle


/s/  G. Robert Evans           Director                          March 24, 1995
-------------------------
G. Robert Evans


/s/  George B. James           Director                          March 24, 1995
-------------------------
George B. James


/s/  John W. Koeberer          Director                          March 24, 1995
-------------------------
John W. Koeberer


/s/  James F. Miller           Director                          March 24, 1995
-------------------------
James F. Miller