Form 10-Q
period 1995-03-31
FIBREBOARD CORP /DE
filed 1995-05-15
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(MARK ONE)
   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             --------  --------

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


                                 NOT APPLICABLE
                               -----------------
               (Former name, former address or former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XXX  .    No      .
                                              -------       ------

     As of the close of business on May 6, 1995, the registrant had outstanding 4,247,787 shares of common stock.

                         PART I -- FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS.

     The following unaudited financial statements are filed as part of this report:

FINANCIAL STATEMENT TITLE                                        PAGE
                                                                 ----
Consolidated statements of income for the three months
ended March 31, 1995 and 1994                                      3

Consolidated balance sheets as of March 31, 1995
and December 31, 1994                                              4

Consolidated statements of cash flows for the three
months ended March 31, 1995 and 1994                               6

Notes to consolidated financial statements                         7

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands Except Per Share))
                                   (Unaudited)

                                                       Quarter
                                                    Ended March 31
                                               -----------------------
                                                 1995           1994
                                               --------       --------
Net sales                                      $129,044       $ 86,300
Cost of sales                                    99,257         66,774
                                               --------       --------
Gross margin                                     29,787         19,526

Selling and administrative expenses              18,909          6,779
                                               --------       --------

Income from operations                           10,878         12,747
Interest expense                                 (1,896)          (980)
Interest and other income                           426            767
                                               --------       --------
Income before income taxes                        9,408         12,534
Income taxes                                     (3,763)        (5,076)
                                               --------       --------
Net income                                     $  5,645       $  7,458
                                               --------       --------
                                               --------       --------
Earnings per share:
  Primary                                          1.25           1.66
  Fully diluted                                    1.25           1.66

Common equivalent shares (thousands)
(Weighted average)
  Primary                                         4,504          4,491
  Fully diluted                                   4,505          4,491


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                  MARCH 31       DECEMBER 31
                                                    1995            1994
                                                  ----------     ----------
                                                 (UNAUDITED)


                                     ASSETS
Current assets:

  Cash and cash equivalents                       $    2,575     $    8,842
  Receivables                                         41,036         40,412
  Current portion of notes receivable                  6,317          1,317
  Inventories                                         72,806         76,656
  Prepaid expenses                                     2,194          1,836
  Deferred income taxes                                9,296          9,270
                                                  ----------     ----------
  Total current assets                               134,224        138,333

Timber and timberlands, net                           30,815         30,305
Property, plant and equipment, at cost:
  Land and improvements                               22,178         22,051
  Buildings                                           37,070         37,121
  Machinery and equipment                            131,276        130,503
  Construction in progress                             4,036          1,142
                                                  ----------     ----------
                                                     194,560        190,817
  Accumulated depreciation                           (80,610)       (75,850)
                                                  ----------     ----------

  Net property, plant and equipment                  113,950        114,967
Notes receivable                                       6,323         12,451
Goodwill                                              64,079         64,623
Other assets                                          13,245         12,957
                                                  ----------     ----------
  Total operating assets                             362,636        373,636

Cash restricted for asbestos costs                     3,322          1,893
Asbestos costs to be reimbursed                      858,598        810,454
                                                  ----------     ----------
  Total assets                                    $1,224,556     $1,185,983
                                                  ----------     ----------
                                                  ----------     ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                  MARCH 31       DECEMBER 31
                                                    1995            1994
                                                 -----------     -----------
                                                 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $   2,108      $   2,045
  Accounts payable and accrued liabilities            52,136         58,698
  Reserve for asbestos-related costs                   2,700          2,700
                                                 -----------     -----------
    Total current liabilities                         56,944         63,443

Long-term debt                                        90,689        101,293
Reserve for asbestos-related costs                    13,965         14,584
Other long-term liabilities                           24,923         24,109
Deferred income taxes                                 19,395         19,440
                                                 -----------     -----------
    Total operating liabilities                      205,916        222,869

Asbestos claims settlements:
  Current                                              7,031          6,878
  Long-term                                          837,567        788,487
                                                 -----------     -----------
    Total asbestos claims settlements                844,598        795,365

Long-term debt associated with asbestos               22,696         22,360
                                                 -----------     -----------
    Total liabilities                              1,073,210      1,040,594

Commitments & contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                        --             --
  Common stock, $.01 par value, 15,000,000
    shares authorized; 4,247,787 and
    4,224,225 shares issued                               42             42
  Additional paid-in capital                          76,478         76,166
  Retained earnings                                   79,397         73,752
  Minimum pension liability adjustment                (4,571)        (4,571)
                                                 -----------     -----------
    Total stockholders' equity                       151,346        145,389
                                                 -----------     -----------
    Total liabilities and stockholders' equity   $ 1,224,556    $ 1,185,983
                                                 -----------     -----------
                                                 -----------     -----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                   Quarter  ended March 31
                                                   -----------------------
                                                      1995          1994
                                                      ----          ----
Cash Flows From Operating Activities:
  Net income                                        $  5,645       $  7,458
  Adjustments to reconcile income to net cash
   provided by operating activities:
   Depreciation, amortization, and depletion           5,579          3,728
   Deferred income taxes                                 (71)            78
   Deferred long term benefits                           814            437
   Compensation for stock grants                          54             37
   Gain on sale of assets                                 --           (502)
   Change in working capital                          (3,349)        12,377
                                                     -------        -------

  Net cash provided by operations                      8,672         23,613

Cash Flows From Investing Activities:
   Non-cash net assets of acquired operations           (448)            --
   Proceeds from asset sales                              --          2,430
   Property, plant and equipment changes              (3,710)          (809)
   Timber & timberland changes, net                     (510)         3,335
   Reduction in notes receivable                       1,128              7
   Decrease (increase) in other assets                  (493)             9
                                                     -------        -------

  Net cash provided (used) by investing activities    (4,033)         4,972

Cash Flows From Financing Activities:
   Repayment of debt                                 (10,541)       (23,136)
   Employee stock plan transactions                      258             --
                                                     -------        -------

  Net cash used by financing activities              (10,283)       (23,136)

  Net cash provided (used) by business activities     (5,644)         5,449

Cash Flows From Asbestos Related Activities:
   Receipts from insurers                              1,918          3,927
   Structured settlement program activity                 (4)           330
   Other asbestos-related cash transactions           (1,108)        (2,051)
   Change in cash restricted for asbestos costs       (1,429)        (2,586)
                                                     -------        -------

  Net cash used by asbestos-related activities          (623)          (380)
                                                     -------        -------

  Net increase (decrease) in cash                     (6,267)         5,069
  Cash at beginning of period                          8,842          5,322
                                                     -------        -------

  Cash at end of period                             $  2,575       $ 10,391
                                                     -------        -------
                                                     -------        -------
  Cash Paid During the Period For:
   Interest                                         $  2,014       $    913
   Income taxes                                        1,702              5

  Non-Cash Items:
   Increase in asbestos claims settlements            86,221         90,966
   Payments made to asbestos claimants on
   Fibreboard's behalf                                36,984         56,296
   Increase in receivables from sales of surplus
   real estate                                            --          2,247


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)



1. The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Fibreboard management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in Fibreboard's 1994 Annual Report and Form 10-K.

     Interim financial statements are by necessity somewhat tentative.
     Judgments are used to estimate the amounts recorded each quarter for items that are normally determinable only on an annual basis. For example, numerous items relating to employee benefits are determined annually, with hours worked determining pension plan contributions for the year, eligibility for vacations, etc. Further, all inventory quantities are verified by physically counting the units on hand at least once a year.
     For those inventories not counted at the end of the quarter, quantities are determined using measured sales and production data for the period.

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

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:

                                               March 31      December 31
                                                 1995           1994
                                                -------        -------
     Finished Goods                             $51,856        $45,622
     Raw Materials                               19,341         29,182
     Supplies                                     1,609          1,852
                                                -------        -------

     Total Inventories                          $72,806        $76,656
                                                -------        -------
                                                -------        -------

4. Fibreboard's ability to continue to operate in the normal course of business is dependent upon its ongoing capability to fund asbestos-related defense and indemnity costs. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

     The following tables illustrate asbestos-related claims activity for the periods indicated:

                                                   Three Months ended March 31
                                                   ---------------------------
                                                       1995           1994
                                                      ------         ------
     Personal Injury
     ---------------

     New claims received                               1,800          3,400

     Claims disposed
       Settled                                         7,914          5,864
       Dismissed                                       3,019            202
       "Green Card" settlements (1)                       45             57
       Judgments (2)                                      --             --
       Adjustments (3)                                    --             --

     Average settlement amount per claim settled-(4)
       pre-1959 claims                                 $  21         $   10
       post-1959 claims                                    6              7

     Claims pending at end of period (5)              32,600         55,100


                                                   Three Months ended March 31
                                                   ---------------------------
                                                       1995           1994
                                                      ------         ------

     Asbestos-in-Buildings
     ---------------------

     New actions received                                 --              1

     Actions disposed
       Dismissed                                          --              4
       Settled                                             1             --
       Joined National Schools class action               --             --

     Actions pending at end of period                     13             18


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

4.   For claims where the initial year of exposure is known.

5. Of the claims pending at March 31, 1995 17,100 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.


- -------------------------------------------------------------------------------
     During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard,
     Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. The trial court proceeding is taking place in the United States District Court for the Eastern District of Texas. Fibreboard believes trial court approval of the settlements could occur in the first half of 1995, but if appealed, it may be 1996 or later before final court approval could be obtained.

     If both the Global Settlement and Insurance Settlement are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. Fibreboard will contribute $10,000 toward a $1,535,000 settlement trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company paid $9,892 into an escrow account on behalf of Fibreboard during the first quarter of 1995, in satisfaction of an earlier settlement agreement. Fibreboard is obligated to pay $245, which includes interest from the settlement date to December 31, 1994, into the escrow account if the Global Settlement is approved. The remainder of the trust will be funded by Continental and Pacific. The insurers have placed $1,525,000 in an escrow account pending court approval of the settlements. The balance of the escrow account was $1,560,533 at December 31, 1994 after payment of interim expenses associated with the Global Settlement. The trust will be used to compensate "future" plaintiffs, defined as those plaintiffs who had not filed a claim against Fibreboard before August 27, 1993. Such future plaintiffs only source of compensation will be the trust, as an injunction will be entered prohibiting future claims against Fibreboard or the insurers.

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

     In March 1992, Fibreboard and Pacific entered into a settlement agreement (the Pacific Agreement).

     If the Global Settlement or Insurance Settlement is approved, the Pacific Agreement will be of no effect. If neither of the settlements is approved, the Pacific Agreement establishes amounts payable to Fibreboard if the the insurance coverage judgments are ultimately upheld. Fibreboard received $10,000 upon signing the agreements and received an additional $10,000 during 1993. In addition, if the judgments are affirmed on appeal, Fibreboard will receive from $80,000 to $105,000 to be used for claims costs for which it does not otherwise have insurance.

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

     In addition, Fibreboard has reached final settlements with four of its primary insurers and several of its excess level insureres. The settlements confirm more than $295,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims.

     Fibreboard is also litigating with its remaining insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims aggregate $390,000 (including the $295,000 referred to in the prior paragraph), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage. To date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by its primary carriers.

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

     At the end of 1991, Fibreboard attempted to quantify its liability for asbestos-related personal injury claims then pending and anticipated to be received through the end of the decade. There are many opportunities for error in such an exercise. Assumptions concerning the number of claims to be received, the disease mix of pending and future claims and projections of defense and indemnity costs may or may not prove correct. Fibreboard's assumptions are based on its historical experience, modified as appropriate for anticipated demographic changes or changes in the litigation environment.

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

     Fibreboard determined it was probable that it would ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $16,665 at March 31, 1995.

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

5.   Information about Fibreboard's industry segments is set forth below:

                                                      Quarter
                                                   Ended March 31
                                               -----------------------
                                                 1995           1994
                                                ------         ------
     Outside sales
       Building products:
         Wood products                          $41,630        $48,080
         Norandex                                45,045             --
         Industrial insulation products          17,722         14,428
                                               --------       --------
       Total building products                  104,397         62,508
       Resort operations                         24,647         23,792
                                               --------       --------
     Consolidated                              $129,044        $86,300
                                               --------       --------
                                               --------       --------
     Operating profit (loss)
       Building products:
         Wood products                          $ 2,958        $ 4,874
         Norandex                                  (134)            --
         Industrial insulation products           2,812          2,206
                                               --------       --------
       Total building products                    5,636          7,080
       Resort operations                          7,863          8,496
                                               --------       --------

     Total operations                            13,499         15,576

     Unallocated expense                         (2,621)        (2,829)
     Interest expense                            (1,896)          (980)
     Interest and other income                      426            767
                                               --------       --------
     Income before income taxes                  $9,408        $12,534
                                               --------       --------
                                               --------       --------


6. Subsequent to March 31, 1995, Fibreboard acquired eight exterior building products distribution centers in Texas, Nebraska and Colorado for $13,448 in cash.

     On April 17, 1995, Fibreboard announced a two-for-one common stock split, payable in the form of a 100 percent stock dividend, to be distributed on May 19, 1995. Per share amounts will be restated after the distribution to reflect the stock dividend.

     Fibreboard is negotiating with a bank to replace Resort Operation's two revolving credit facilities and term loan with a new $30 million revolving facility. This new facility is expected to be in place during the second quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Overall--
   Total sales increased 50% from $86.3 million to $129.0 million in 1995. The majority of the sales increase is due to the acquisition of Norandex in the third quarter of 1994, which generated $45.0 million in sales in the first quarter of 1995.

   Net income decreased from $7.5 million to $5.6 million in 1995. The decline is due to lower profitability in wood products resulting from lower end product prices when compared to the prior year, an anticipated seasonal operating loss at Norandex, lower operating profits from resort operations as the high volume and profit week following Christmas was the last week of fiscal 1994 rather than the first week of the year (as was the case in the first quarter of 1994) and much higher interest costs due to debt incurred to fund the acquisition of Norandex in 1994.

Building Products--
   Building products sales increased 67% from $62.5 million in 1994 to $104.4 million in 1995. The increase is primarily attributable to the acquisition of Norandex. Operating profit declined from $7.1 million to $5.6 million.

   Wood products sales declined 13% compared to 1994. The sales decline was due to both lower prices (lumber and millwork prices fell by an average of 10% compared to the first quarter of 1994) and lower shipment volumes in plywood and millwork. Demand for wood products was adversely impacted by the significant rainfall experienced in California during the first quarter of 1995, which limited construction activity.

   Wood products operating profit decreased from $4.9 million to $3.0 million, reflecting the impact of lower demand and sales prices. Prices have continued at lower levels into the second quarter of 1995. Fibreboard cannot determine whether sales prices or demand will increase when warmer weather returns and construction activity increases. In response to poor demand, rising finished goods inventories and difficulties in conducting logging operations due to bad weather, Fibreboard has scheduled production curtailments at its wood products manufacturing facilities during the second quarter of 1995.

   During the first quarter of 1995, Norandex contributed sales of $45.0 million, and generated a lower than anticipated seasonal operating loss of $134,000. Norandex's primary sales regions are the mid-west, Great Lakes, mid-Atlantic and northeast states, where construction activity is usually at a low point during the first quarter of the year. Milder than normal winter weather in these regions contributed to increased construction activity. On a pro forma basis, Norandex sales in the first quarter of 1994 were $34.8 million with an operating loss of $1.5 million. These pro forma amounts are not included in Fibreboard's consolidating operating results for the first quarter of 1994.

   Industrial insulation products sales increased 23% due to increased shipments
of metal products at higher average sales prices.   Operating profit increased
from $2.2 million during 1994 to $2.8 million. Improved operating profit resulted primarily from improved margins on metal sales as unit sales prices increased relative to inventory costs.

Resort Operations--
   Resort operations revenues increased 4% to $24.6 million due to increased skier days at Sierra-at-Tahoe. Operating profit declined from $8.5 million to $7.9 million. In 1994, the high volume, high profit week between Christmas and New Years was the first week of the first quarter and the last week of the fourth quarter. While the first quarter of 1995 consisted of the same number of operating days as 1994, the high profit week following Christmas was included in the fourth quarter of 1994. Fibreboard believes the operating results for the first quarter of 1994 would have been at least $1 million lower had it not included the week between Christmas and New Years.

General Corporate Expenses--
   Unallocated costs decreased from $2.8 million to $2.6 million.

Other Items--
   Interest expense increased from $1.0 million to $1.9 million on higher average borrowings due to the acquisition of Norandex in 1994. Interest and other income declined from $0.8 million to $0.4 million.

FINANCIAL CONDITION

   Cash generated from operations decreased from $23.6 million in 1994 to $8.7 million in 1995, including changes in non-cash working capital which generated cash of $12.4 million in 1994 compared to a use of $3.3 million in 1995. This change in working capital trends is due to the addition of Norandex, which typically builds inventories and lowers its liabilities during the first quarter, and the operation of the Colorado molded insulation facility in order to restore inventory levels. Long-term debt was reduced $10.5 million during the quarter as cash flow from operations was used to retire amounts outstanding under revolving credit facilities. Amounts available for borrowing aggregated $97.3 million at March 31, 1995.

   Fibreboard is negotiating with a bank to replace its existing resort operations revolving credit facilities which aggregate $13.1 million and $4.5 million term loan with a new $30 million revolving credit facility. Fibreboard anticipates finalizing this facility during the second quarter.

   On May 1, 1995, Fibreboard completed the purchase of the assets of Almar Corporation (dba Aluminum Supply), Cornhusker Siding Supply, Inc. and Texas Siding Supply, Inc. These companies operate eight exterior building product distribution locations in Colorado, Texas and Nebraska, which concentrate on vinyl siding and associated products. Purchased assets consist of accounts receivable, inventories, fixed assets and intangibles. No liabilities were assumed in the transaction. The total purchase price was $13.4 million.

   Fibreboard anticipates primarily discretionary capital expenditures of approximately $19.0 to $20 million during 1995. Major anticipated projects include $6.7 million to install additional optimization equipment in two sawmills, $1.2 million to expand the Norandex vinyl siding manufacturing plant capacity by 22% and infrastructure development costs of approximately $3 million to support the lot sales program at Northstar, with the remainder for replacements and improvements of machinery and equipment and additional ski area amenities. Through the first quarter, Fibreboard has expended approximately $3.7 million on these projects.

   In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At March 31, 1995, Fibreboard had $3.3 million in cash on hand restricted for asbestos-related costs.

   Fibreboard and Continental Casualty have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements (which are more fully discussed in Fibreboard's Annual Report on Form 10-K for the year ended December 31, 1994), or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under prior settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.

   Additional information regarding the asbestos-related litigation can be found in Note 4 to the consolidated financial statements beginning on page 7.


                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

   Material developments, if any, in the asbestos-related litigation are described in Note 4 to the consolidated financial statements beginning on page 7.

ITEM 2.  CHANGES IN SECURITIES.

   On April 17, 1995, Fibreboard announced a two-for-one stock split of its common stock, payable in the form of a 100% stock dividend. The dividend is payable on May 19, 1995 to Fibreboard shareholders of record at the close of business on April 27, 1995.

   Under the terms of Fibreboard's Rights Agreement, each share of common stock outstanding after payment of the dividend will include one preferred share purchaes right which attaches to and trades with each share. As adjusted for the split, each right entitles the holder to purchase from Fibreboard 1/200th of a share of Series A Junior Participating Preferred Stock at an exercise price of $53.00 per 1/200th share, subject to adjustment. The rights become exercisable under the terms and conditions set forth in the Rights Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    No exhibits are filed as part of this Form 10-Q:

(b) No Current Reports on Form 8-K were filed during the period January 1, 1995 to March 31, 1995.

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




                                   FIBREBOARD CORPORATION
                                   ----------------------
                                       (Registrant)




Dated:  May 12, 1995               By:  /s/ James P. Donohue
                                        -----------------------
                                        James P. Donohue
                                        Senior Vice President,
                                        Finance and Administration and
                                        Chief Financial Officer




Dated:  May 12, 1995               By:  /s/ Garold E. Swan
                                        -----------------------
                                        Garold E. Swan
                                        Vice President and Controller