Form 10-K/A
period 1993-12-31
FIBREBOARD CORP /DE
filed 1995-07-21
CIK 833053

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           ________________

                              FORM 10-K/A
                            AMENDMENT NO. 1
(Mark One)
/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]  FOR THE
         FISCAL YEAR ENDED DECEMBER 31, 1993

                                   OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________ to __________
                    Commission file number  0-016951

                         FIBREBOARD CORPORATION
           (Exact name of Registrant as specified in its charter)
                  DELAWARE                             94-0751580
         (State of incorporation)                   (I.R.S. Employer
                                                   Identification No.)

                  2121 NORTH CALIFORNIA BLVD., SUITE 560,
                     WALNUT CREEK, CALIFORNIA               94596
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (510) 274-0700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, $0.01 PAR VALUE
                         (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes /x/      No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 21, 1994 was $158,676,282.

         As of the close of business on March 21, 1994, the Registrant had outstanding 4,201,420 shares of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of Fibreboard Corporation's Proxy Statement relating to its 1994 Annual Meeting of Stockholders are incorporated by reference in Part III.

                       FIBREBOARD CORPORATION

             FORM 10K FOR YEAR ENDED DECEMBER 31, 1993



THE REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS OF ITS FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1993:

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

4.2         Rights Agreement dated as of August 25, 1988 between
Fibreboard Corporation and Bank of America, N.T. & S.A. as Rights
Agent (incorporated herein by reference from Fibreboard
Corporation's
Current Report on Form 8-K dated August 25, 1988).

4.2.1 Amendment No. 1 to Rights Agreement, dated as of February 11, 1994, between Fibreboard Corporation and The First National Bank of Boston (incorporated herein by reference from Fibreboard Corporation's Form 8-A/A dated February 15, 1994).

10.1<F(*)> Form of Indemnification Agreement between Fibreboard Corporation and each director and officer of Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

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

10.12<F(*)> Summary description of Fibreboard Corporation incentive compensation arrangements.

10.13<F(*)> Employment Agreement dated July 2, 1991 between
Fibreboard Corporation and John D. Roach (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).

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

10.16<F(*)> Form of Severance Agreement dated January 1, 1992 between Fibreboard Corporation and Messrs. Donohue, Costello, Douglas, DeMaria, Elliott and Swan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).


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

10.19<F(*)>  Fibreboard Corporation Supplemental Retirement Plan
(incorporated herein by reference from Fibreboard Corporation's
Annual Report on Form 10-K for the year ended December 31, 1992).

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

10.22 Settlement Agreement between Fibreboard Corporation and American Home Assurance Company, et al. (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

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

Company (incorporated herein by reference from Fibreboard
Corporation's Quarterly Report on Form 10-Q for the period ended
September 30, 1993).

10.29 Supplemental Agreement dated October 12, 1993 between Fibreboard Corporation and Continental Casualty Company and
Amendment to Supplemental Agreement, dated January 5, 1995 between Fibreboard Corporation and Continental Casualty Company.

10.30 Global Settlement Agreement among Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and The Settlement Class, together with Exhibits A-E (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated December 23, 1993).

10.31<F(*)>  Fibreboard Corporation Long-Term Equity Incentive
Plan.

22.          Fibreboard Corporation Subsidiaries.

24.          Consent of Arthur Andersen & Co.


<F(*)>       Denotes management contract or compensation plan
identified pursuant to Item 14(a) (3) of Form 10-K.


(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the period October 1, 1993 to December 31, 1993:


DATE OF REPORT        EVENT REPORTED

November 17, 1993     Announcing Court of Appeal decision in
                      asbestos personal injury insurance coverage litigation (In Re Asbestos Insurance Coverage
                      Cases).

December 23, 1993     Global Settlement Agreement among Fibreboard
                      Corporation, Continental Casualty Company,
                      CNA Casualty Company of California, Columbia
                      Casualty Company, Pacific Indemnity Company and The Settlement Class.

          LIST OF FINANCIAL STATEMENT SCHEDULES TO FORM 10-K
                 FOR THE YEAR ENDED DECEMBER 31, 1993


SCHEDULE





VIII     Valuation and qualifying accounts for each of the
           three years in the period ended December 31, 1993





IX       Short term borrowings for each of the three years
           in the period ended December 31, 1993





X        Supplementary income statement information for each
          of the three years in the period ended December 31, 1993





         Report of independent public accountants on financial statement schedules.




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIBREBOARD CORPORATION
                                      (Registrant)

Dated:  July 21, 1995
                                      By:  /s/ JAMES P. DONOHUE
                                           James P. Donohue
                                           Senior Vice President,
                                           Finance and Administration
                                           and Chief Financial Officer

                        FIBREBOARD CORPORATION

      EXHIBIT INDEX TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1993


EXHIBIT
NUMBER
- -----------

<F*>3.1           Fibreboard's Restated Certificate of
Incorporation (incorporated herein by reference from Fibreboard
Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

<F*>3.2           Fibreboard's Restated Bylaws as amended June 8,
1993 (incorporated herein by reference from   Fibreboard Corporation's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

<F*>4.1           Specimen Common Stock Certificate, $.01 par value
(incorporated herein by reference from   Fibreboard Corporation's
Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

<F*>4.2           Rights Agreement dated as of August 25, 1988
between Fibreboard Corporation and Bank of America, N.T.&S.A. as Rights Agent (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated August 25, 1988).

<F*>4.2.1          Amendment No. 1 to Rights Agreement, dated as of
February 11, 1994, between Fibreboard Corporation and The First National Bank of Boston (incorporated herein by reference from Fibreboard Corporation's Form 8-A/A dated February 15, 1994).

<F*>10.1          Form of Indemnification Agreement between
Fibreboard Corporation and each director and officer of Fibreboard Corporation (incorporated by reference from Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

<F*>10.2          Asset Purchase Agreement dated February 22, 1988,
between Fibreboard Corporation and Gaylord  Container Corporation
(incorporated by reference from Fibreboard Corporation's

Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

<F*>10.3          Fibreboard Corporation Restated 1988 Employee
Stock Option and Rights Plan (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

<F*>10.4          Form of Fibreboard Corporation Profit Sharing
401(k) Plan (incorporated herein by reference from  Fibreboard
Corporation's Annual Report on Form 10-K for the year ended
December 31, 1992).

<F*>10.5          Fibreboard Corporation 1988 Employee Stock
Purchase Plan (incorporated herein by reference from  Fibreboard
Corporation's Annual Report on Form 10-K for the year ended December
31, 1988).

______________________________________

<F*> Incorporated herein by reference.

<F*>10.5.1        Prospectus Supplement (Appendix) to Registration
Statement on Form S-8 No. 33-26449 for Shares issuable under the Fibreboard Corporation 1988 Employee Stock Purchase Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).

<F*>10.6          Agreement of Compromise, Settlement and Release
dated May 27, 1987, between Fibreboard   Corporation and The Home
Insurance Company (incorporated herein by reference from Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

<F*>10.7          Corporation Structured Settlement Program
Description dated November 8, 1988 (incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated
November  8, 1988).

<F*>10.8          Form of Structured Settlement Agreement
(incorporated herein by reference from Fibreboard's Current
Report on Form 8-K dated November 8, 1988).

<F*>10.9          Form of Stipulation Regarding Settlement
Negotiations and Right to Alternative Dispute Resolution
(incorporated herein by reference from Fibreboard's Current Report on Form 8-K dated November 8, 1988).

<F*>10.10         Amended and Restated Trust Agreement dated
September 29, 1989 by and among Fibreboard Corporation, the
Trustees and the Directors and Officers of Fibreboard (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).

<F*>10.11         Consulting/Sales Representation Agreement dated
February 20, 1989 between Distribution   International and Pabco
Metals Corporation, a wholly-owned subsidiary of Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated February 20, 1989).

<F*>10.12         Summary description of Fibreboard Corporation
incentive compensation arrangements.

<F*>10.13         Employment Agreement dated July 2, 1991 between
Fibreboard Corporation and John D. Roach (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form
10-Q for the quarter ended September 30, 1991).

<F*>10.14         Second Amended and Restated Credit Agreement
dated February 14, 1992 between Snider Lumber   Products Co., Inc. and
Wells Fargo Bank, National Association (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

<F*>10.15         Accounts Financing Agreement and related
documents dated August 23, 1991 between Congress Financial Corporation (Western) and Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

______________________________________

<F*> Incorporated herein by reference.
                                  8.

<F*>10.16         Form of Severance Agreement dated January 1, 1992
between Fibreboard Corporation and Messrs. Donohue, Costello,
Douglas, DeMaria, Elliott and Swan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

<F*>10.17         Agreement and related documents dated March 27,
1992 between Fibreboard Corporation and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

<F*>10.18         Rescission of Insurance Policies dated March 27,
1992 between Fibreboard Corporation and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

<F*>10.19         Fibreboard Corporation Supplemental Retirement
Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

<F*>10.20         Settlement Agreement dated January 1, 1993
between Fibreboard Corporation and Continental Casualty Company
(incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

<F*>10.21         Settlement Agreement dated January 1, 1993
between Fibreboard Corporation and Fireman's Fund Insurance Company, Insurance Company of North America and Royal Insurance Company
(incorporated herein by reference from Fibreboard Corporation's
Annual Report on Form 10-K for the year December 31, 1992).

<F*>10.22         Settlement Agreement between Fibreboard
Corporation and American Home Assurance Company, et al. (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

<F*>10.23         Agreement of Purchase and Sale between Fibreboard
Corporation and Sierra Ski Ranch, Inc. dated as of June 11, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1993).

<F*>10.24         Settlement Agreement among Fibreboard
Corporation, Continental Casualty Company and Ness, Motley, Loadholt, Richardson & Poole and certain affiliated law firms dated as of August 5, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended
June 30, 1993).

<F*>10.25         Agreement between Fibreboard Corporation and
Continental Casualty Company dated April 9, 1993 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated April 9, 1993).


________________________________________

<F*>   Incorporated herein by reference.

<F*>10.26         Loan Agreement dated May 3, 1993 between First
Interstate Bank of Nevada, N.A. and Trimont Land Company
(incorporated herein by reference from Fibreboard Corporation's
Quarterly Report on Form 10-Q for the period ended September 30,
1993).

<F*>10.27         Loan Agreement dated September 17, 1993 between
First Interstate Bank of Nevada, N.A. and Sierra-at-Tahoe and Trimont Land Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1993).

<F*>10.28         Settlement Agreement dated October 12, 1993 among
Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific
Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1993).

 10.29 Supplemental Agreement dated October 12, 1993 between Fibreboard Corporation and Continental Casualty Company.


<F*>10.30         Global Settlement Agreement among Fibreboard
Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and The Settlement Class, together with Exhibits A-E (incorporated herein by reference from Fibreboard Corporation's Current
Report on Form 8-K dated December 23, 1993).

<F*>10.31        Fibreboard Corporation Long-Term Equity Incentive
Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

<F*>22.          Fibreboard Corporation Subsidiaries (incorporated
herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

<F*>24.          Consent of Arthur Andersen & Co. (incorporated herein
by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).



_______________________________________

<F*>  Incorporated herein by reference.