Form 10-Q
period 1995-06-30
FIBREBOARD CORP /DE
filed 1995-08-14
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


(MARK ONE)
   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
          ______________

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

     As of the close of business on August 8, 1995, the registrant had outstanding 8,547,285 shares of common stock.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

     The following unaudited financial statements are filed as part of this report:


Financial Statement Title                                            Page
-------------------------                                            ----

Consolidated statements of income for the three and six
month periods ended June 30, 1995 and 1994                             3

Consolidated balance sheets as of June 30, 1995
and December 31, 1994                                                  4

Consolidated statements of cash flows for the six
months ended June 30, 1995 and 1994                                    6

Notes to consolidated financial statements                             7

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands Except Per Share))
                                   (Unaudited)


                                                              Quarter                   Six Months
                                                         Ended June 30                Ended June 30
                                                    -----------------------       -----------------------
                                                       1995           1994          1995           1994
Net sales                                           $124,146       $ 59,608       $253,190       $145,908
Cost of sales                                         98,099         52,673        197,356        119,447
                                                    --------       --------       --------       --------
Gross margin                                          26,047          6,935         55,834         26,461

Selling and administrative expenses                   21,225          3,869         40,134         10,648
Asbestos-related items                                (4,000)            --         (4,000)            --
                                                    --------       --------       --------       --------

Income from operations                                 8,822          3,066         19,700         15,813
Interest expense                                      (2,033)          (553)        (3,929)        (1,533)
Interest and other income                                458          1,025            884          1,792
                                                    --------       --------       --------       --------
Income before income taxes                             7,247          3,538         16,655         16,072
Income taxes                                          (2,897)        (1,433)        (6,660)        (6,509)
                                                    --------       --------       --------       --------
Net income                                          $  4,350       $  2,105       $  9,995      $   9,563
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Earnings per share:
  Primary                                               0.48           0.23           1.11           1.06
  Fully diluted                                         0.48           0.23           1.10           1.06

Common equivalent shares (thousands)
(Weighted average)
  Primary                                              9,042          8,980          9,026          8,984
  Fully diluted                                        9,055          8,980          9,050          8,984


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                   June 30      December 31
                                                    1995            1994
                                                 ------------   ------------
                                                 (UNAUDITED)

                                      ASSETS
Current assets:
  Cash and cash equivalents                     $     (1,515)   $     8,842
  Receivables                                         51,237         40,412
  Current portion of notes receivable                  6,247          1,317
  Inventories                                         80,610         76,656
  Prepaid expenses                                     3,009          1,836
  Deferred income taxes                                9,293          9,270
                                                  ----------     ----------
  Total current assets                               148,881        138,333

Timber and timberlands, net                           31,095         30,305
Property, plant and equipment, at cost:
  Land and improvements                               21,637         22,051
  Buildings                                           37,252         37,121
  Machinery and equipment                            131,406        130,503
  Construction in progress                             5,713          1,142
                                                  ----------     ----------
                                                     196,008        190,817
  Accumulated depreciation                           (81,425)       (75,850)
                                                  ----------     ----------
  Net property, plant and equipment                  114,583        114,967
Notes receivable                                       6,301         12,451
Goodwill                                              67,600         64,623
Other assets                                          14,748         12,957
                                                  ----------     ----------
  Total operating assets                             383,208        373,636

Cash restricted for asbestos costs                     3,631          1,893
Asbestos costs to be reimbursed                      832,115        810,454
                                                  ----------     ----------
  Total assets                                    $1,218,954     $1,185,983
                                                  ----------     ----------
                                                  ----------     ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                       JUNE 30       DECEMBER 31
                                                         1995            1994
                                                      -----------    -----------
                                                      (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $     2,105     $   2,045
  Accounts payable and accrued liabilities                 64,385        58,698
  Reserve for asbestos-related costs                        2,700         2,700
                                                       ----------    ----------
    Total current liabilities                              69,190        63,443

Long-term debt                                             99,988       101,293
Reserve for asbestos-related costs                          9,620        14,584
Other long-term liabilities                                23,758        24,109
Deferred income taxes                                      19,395        19,440
                                                       ----------    ----------
    Total operating liabilities                           221,951       222,869

Asbestos claims settlements:
  Current                                                      --         6,878
  Long-term                                               818,184       788,487
                                                       ----------    ----------
    Total asbestos claims settlements                     818,184       795,365

Long-term debt associated with asbestos                    23,041        22,360
                                                       ----------    ----------
    Total liabilities                                   1,063,176     1,040,594

Commitments & contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                             --            --
  Common stock, $.01 par value, 15,000,000
    shares authorized; 8,495,574 and
    4,224,225 shares issued                                    85            42
  Additional paid-in capital                               76,517        76,166
  Retained earnings                                        83,747        73,752
  Minimum pension liability adjustment                     (4,571)       (4,571)
                                                       ----------    ----------
    Total stockholders' equity                            155,778       145,389
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $1,218,954    $1,185,983
                                                       ----------    ----------
                                                       ----------    ----------


                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                                                     Six Months  ended June 30
                                                                                     -------------------------
                                                                                     1995                1994
                                                                                     ----                ----
Cash Flows From Operating Activities:
  Net income                                                                      $  9,995            $  9,563
  Adjustments to reconcile income to net cash
   provided by operating activities:
   Depreciation, amortization, and depletion                                         8,768               5,107
   Deferred income taxes                                                               (68)                168
   Deferred long term benefits                                                       1,384                (130)
   Compensation for stock grants                                                       142                  76
   Gain on sale of assets                                                             (529)             (1,690)
   Asbestos-related reserve                                                         (4,000)                 --
   Change in working capital                                                        (3,310)             17,027
                                                                                  ---------           --------
  Net cash provided by operations                                                   12,382              30,121

Cash Flows From Investing Activities:
  Non-cash net assets of acquired operations                                       (13,896)                 --
  Proceeds from asset sales                                                            625               3,698
  Property, plant and equipment changes                                             (6,529)             (1,964)
  Timber & timberland changes, net                                                    (846)              1,609
  Reduction in notes receivable                                                      1,220               1,025
  Decrease (increase) in other assets                                               (1,332)                (82)
                                                                                  ---------           --------
  Net cash provided (used) by investing activities                                 (20,758)              4,286

Cash Flows From Financing Activities:
  New borrowings                                                                    15,000                  --
  Repayment of debt                                                                (16,245)            (26,262)
  Employee stock plan transactions                                                     252                  35
                                                                                  ---------           --------
  Net cash used by financing activities                                               (993)            (26,227)

  Net cash provided (used) by business activities                                   (9,369)              8,180

Cash Flows From Asbestos Related Activities:
  Receipts from insurers                                                             3,247               5,081
  Structured settlement program activity                                                 4                 349
  Other asbestos-related cash transactions                                          (2,501)             (3,789)
  Change in cash restricted for asbestos costs                                      (1,738)             (2,848)
                                                                                  ---------           --------
  Net cash used by asbestos-related activities                                        (988)             (1,207)
                                                                                  ---------           --------
  Net increase (decrease) in cash                                                  (10,357)              6,973
  Cash at beginning of period                                                        8,842               5,322
                                                                                  ---------           --------
  Cash at end of period                                                           $ (1,515)           $ 12,295
                                                                                  ---------           --------
                                                                                  ---------           --------

  Cash Paid During the Period For:
  Interest                                                                        $  3,729             $ 1,866
  Income taxes                                                                       4,944               5,396

  Non-Cash Items:
  Increase in asbestos claims settlements                                           71,194             104,367
  Payments made to asbestos claimants on Fibreboard's behalf                        48,379             174,607
  Increase in receivables from sales of surplus real estate                             --               2,949




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

2. Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming Fibreboard used the proceeds received to purchase additional shares at market value. All per share amounts have been restated to reflect the impact of a two-for-one common stock split on May 19, 1995.

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:


                                      June 30             December 31
                                       1995                  1994
                                     ----------           ----------
              Finished Goods           $58,278              $45,622
              Raw Materials             20,429               29,182
              Supplies                   1,903                1,852
                                     ---------            ----------
          Total Inventories
                                       $80,610              $76,656
                                     ---------            ----------
                                     ---------            ----------

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

          The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:


                                                   Six Months ended June 30
                                                   ------------------------
                                                     1995           1994
                                                     ----           ----
     New claims received                            9,700          3,100
     Claims disposed
          Settled                                    8,617         13,009
          Dismissed                                  3,311            385
          "Green Card" settlements(1)                   60             83
          Judgments(2)                                  --              3
          Adjustments(3)                                --             --

     Average settlement amount per claim settled-(4)
          pre-1959 claims                             $ 10         $    8
          post-1959 claims                               8              7

          Claims pending at end of period (5)       39,600         47,400

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

     5. Of the claims pending at June 30, 1995 20,000 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.

-------------------------------------------------------------------------------


     During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. The trial court proceeding to determine the reasonableness and fairness of the settlements has concluded in the United States District Court for the Eastern District of Texas with the court entering judgments approving both settlements in July, 1995. An appeal of the Global Settlement has been filed. Fibreboard cannot determine whether an appeal of the Insurance Settlement will be filed. The appeal could delay final approval of the Global Settlement and, if appealed, the Insurance Settlement until 1996 or later.

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

     At June 30, 1995, Fibreboard was a defendant in 11 asbestos-in-buildings claims. Trials in some of these claims are likely to occur over the next few years. To date, Fibreboard has successfully defended these claims or settled the claims for modest amounts compared to the damages sought.
     Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

     Fibreboard is also litigating with its insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims aggregate $390,000 (including the settlements discussed below), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The insurers dispute coverage, although to date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by its primary carriers.

     Fibreboard has reached final settlements with four of its primary insurers and several of its excess level insurers. The final settlements confirm more than $295,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims. Substantially all of the confirmed insurance remains available.

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

     Fibreboard determined it was probable that it would ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $12,320 at June 30, 1995 after a $4,000 adjustment discussed below.

     Fibreboard continues to believe it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the asbestos-related personal injury claims quantified above. Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade. However, during the second quarter of 1995, Fibreboard recorded a $4,000 reversal of previously established reserves for anticipated unreimbursable costs as a result of a reduction in its estimate of the amounts which will be needed for such purpose in the event neither the Global nor Insurance Settlements are finally approved. Fibreboard will continue to reevaluate its estimates and will make adjustments to the extent dictated by changes in the personal injury litigation.


5.   Information about Fibreboard's industry segments is set forth below:



                                                                      QUARTER                           SIX MONTHS
                                                                   ENDED JUNE 30                      ENDED JUNE 30
                                                              ----------------------            -----------------------
                                                                1995           1994                1995           1994
                                                              --------       --------            --------       --------
Outside sales
      Building products:
        Wood products                                         $ 36,204       $ 43,951           $  77,834       $ 92,031
        Norandex                                                71,354             --             116,399             --
        Industrial insulation products                          12,352         12,537              30,074         26,965
                                                              --------       --------            --------       --------
      Total building products                                  119,910         56,488             224,307        118,996
      Resort operations                                          4,236          3,120              28,883         26,912
                                                              --------       --------            --------       --------
    Consolidated                                              $124,146       $ 59,608            $253,190       $145,908
                                                              --------       --------            --------       --------
                                                              --------       --------            --------       --------
    Operating profit (loss)
      Building products:
        Wood products                                         $  1,514       $  2,761          $    4,472       $  7,635
        Norandex                                                 5,739             --               5,605             --
        Industrial insulation products                           1,986          1,402               4,798          3,608
                                                              --------       --------            --------       --------
      Total building products                                    9,239          4,163              14,875         11,243
      Resort operations                                           (219)          (569)              7,644          7,927
                                                              --------       --------            --------       --------

    Total operations                                             9,020          3,594              22,519         19,170

    Unallocated expense                                         (4,198)          (528)             (6,819)        (3,357)
    Asbestos-related costs                                       4,000             --               4,000             --
    Interest expense                                            (2,033)          (553)             (3,929)        (1,533)
    Interest and other income                                      458          1,025                 884          1,792
                                                              --------       --------            --------       --------
    Income before income taxes                                $  7,247         $3,538             $16,655        $16,072
                                                              --------       --------            --------       --------
                                                              --------       --------            --------       --------

6. On April 4, 1995, Fibreboard acquired eight building products distribution centers to enhance Norandex's market presence in Texas, Nebraska and Colorado for $13,448.

7. On May 31, 1995, Fibreboard replaced Resort Operation's two revolving credit facilities and term loan with a $30 million reducing revolving facility with interest at LIBOR plus 1.00% to 1.25%. Proceeds may be used for operating purposes and acquisitions. Maximum availability reduces annually and matures on May 31, 2000.


8.   In June 1995, Fibreboard announced it had signed a Letter of Intent to sell
     substantially all of its wood products operations.   The estimated purchase
     price after certain adjustments at closing is between $240,000 to $250,000.
     After-tax cash proceeds are estimated at $170,000 to $180,000 with an after-tax gain for financial reporting purposes estimated in the range of $75,000 to
     $80,000. Fibreboard expects it will report the wood products operations as a discontinued operation upon completion of the sale, which is expected to take several months to complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Quarter ended June 30, 1995 vs. 1994

     Net sales increased 108% from $59.6 million in 1994 to $124.1 million in 1995. Norandex, acquired August 31, 1994, contributed sales of $71.4 million, while wood products sales declined. Pre-tax income increased from $3.5 million to $7.2 million, including the 1995 reversal of $4.0 million of previously established reserves for anticipated asbestos-related costs not covered by insurance.

Building Products--

     Wood products sales declined 18% compared to 1994, as lumber, millwork and plywood sales were all lower due primarily to reduced shipment volumes and to lower prices. Wood products operating profit decreased from $2.8 million to $1.5 million, reflecting the impact of lower production volumes, particularly in plywood, and higher raw material costs for millwork relative to sales prices.

     In June 1995, Fibreboard announced it had signed a letter of intent to sell substantially all the assets of its wood products operations to Sierra Pacific Industries. The sale is expected to take several months to close. Once the sale is completed, Fibreboard expects it will report the wood products operations as a discontinued operation.

     For the second quarter of 1995, Norandex contributed $71.4 million in net sales and $5.7 million in operating profit. Prior to its acquisition by Fibreboard, Norandex had pro forma sales of $62.0 million in the second quarter of 1995. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma operating earnings comparisons between periods are meaningful.

     Industrial insulation products sales declined 1%. Improved sales of metal products resulting from higher unit sales prices were offset by reductions in the sales of calcium silicate molded insulation and fireproofing board due to lower shipment volume. Operating profit increased from $1.4 million during 1994 to $2.0 million resulting primarily from improved margins on metals sales.

Resort Operations--
     Resort operations revenues increased 36% to $4.2 million on higher skier days at both resorts resulting from the excellent skiing conditions through mid-April. The seasonal operating loss declined slightly from $0.57 million to $0.22 million as a result of higher revenues and a smooth transition from the ski season to the low activity spring shoulder season.


General Corporate Expenses--
     Unallocated costs increased from $0.5 million to $4.2 million. In the second quarter of 1995, Fibreboard recorded $2.5 million of expense for a stock price based incentive compensation plan reflecting the increase in the market price of Fibreboard's common stock during the quarter. In the 1994 period, this plan resulted in a reduction of expense of $0.3 million. In addition, the second quarter of 1994 included the resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

Other Items--
     Interest expense increased from $0.6 million to $2.0 million, reflecting higher borrowings from the third quarter 1994 purchase of Norandex. Interest and other income decreased from $1.0 million to $0.5 million. The sale of surplus property resulted in pre-tax gains of $0.7 million in 1994 versus zero in 1995.

     During the second quarter of 1995, Fibreboard recorded a $4.0 million reversal of reserves previously established for anticipated unreimbursable asbestos-related costs as a result of a reduction in its current estimate of the amounts which will be needed for such purpose. Fibreboard will continue to evaluate its reserve for future unreimbursable costs, and will make adjustments as required as additional information becomes available.

Six months ended June 30, 1995 vs 1994

     Net sales increased 74% from $145.9 million in 1994 to $253.2 million. Norandex contributed sales of $116.4 million. Increases in industrial insulation products and resort operations revenues were more than offset by reductions in wood products sales. Pre-tax income increased from $16.1 million to $16.7 million in 1995.

Building Products--
     Wood products sales declined 15% compared to 1994 as all three major product lines incurred lower shipment volumes and lower sales prices, except for a modest increase in average plywood sales price due to mix changes. Wood products operating profit decreased from $7.6 million to $4.5 million, reflecting lower sales and the impact of lower production volumes.

     For the six months, Norandex sales were $116.4 million with operating income of $5.6 million. Norandex is a seasonal business, with the majority of its sales and profits generated during the second and third quarters, when construction activity is at its highest in Norandex's primary market areas. Pro forma sales for the first six months of 1994 were $96.7 million.

     Industrial insulation products sales increased 12%. Improved sales of metal products resulting from higher unit sales prices and fireproofing board due to higher shipment volumes were offset by reductions in the shipment volumes of calcium silicate molded insulation. Operating profit increased from $3.6 million during 1994 to $4.8 million. Improved operating profit resulted primarily from improved margins on metals sales.

Resort Operations--
     Resort operations revenues increased 7% to $28.9 million on increased skier days at both resorts. Operating profit declined from $7.9 million to $7.6 million. In 1994, the high volume, high profit week between Christmas and New Years was the first week of the first quarter and the last week of the fourth quarter and thus was not included in the first six months of 1995. Fibreboard believes the operating results for the first six months of 1994 would have been at least $1 million lower had it not included the week between Christmas and New Years.

General Corporate Expenses--
     Unallocated costs increased from $3.4 million to $6.8 million. In 1995, Fibreboard recorded $2.9 million of expense for a stock price based incentive compensation plan reflecting the increase in the market price of Fibreboard's common stock during the first six months, whereas this plan resulted in a modest expense reduction in the same period of 1994. In addition, the first six months of 1994 included the resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million.

Other Items--
     Interest expense increased from $1.5 million to $3.9 million reflecting higher borrowing levels in 1995 resulting from the August 1994 purchase of Norandex. Interest and other income declined from $1.8 million to $0.9 million. The sale of surplus property resulted in pre-tax gains of $0.9 million in 1994 versus zero in 1995.


FINANCIAL CONDITION

     Cash generated from operations decreased from $30.1 million in 1994 to $12.4 million in 1995. The 1994 amount includes reductions of non-cash working capital of $17.0 million whereas net working capital increased $3.3 million in 1995. This change between years resulted primarily from the 1994 liquidation of abnormally high year-end inventories, as well as the 1995 build-up of accounts receivable and inventories of Norandex reflecting normal seasonal activity (Norandex was acquired August 31, 1994, so was not included in the 1994
results).   Cash flow from operations in 1995 was used to reduce outstanding borrowings by approximately $16.2 million. At June 30, 1995, $101.8 million was available for borrowing under Fibreboard's revolving credit facilities.

     During the second quarter of 1995, Fibreboard replaced its resort operations' revolving credit facility and term loan with a new $30 million credit facility. At June 30, 1995, $21.8 million was available under this facility (this amount is included in aggregate availability in the preceding paragraph). The new facility matures on May 31, 2000, with reductions in availability beginning in April 1996. Interest on borrowings will range from 100 to 125 basis points above LIBOR.

     On May 1, 1995, Fibreboard completed the purchase of the assets of Almar Corporation (dba Aluminum Supply), Cornhusker Siding Supply, Inc. and Texas Siding Supply, Inc. These companies operate eight exterior building product distribution locations in Colorado, Texas and Nebraska, which concentrate on vinyl siding and associated products. Purchased assets consist of accounts receivable, inventories, fixed assets and intangibles. No liabilities were assumed in the transaction. The total purchase price was $13.4 million, which was funded under Fibreboard's revolving credit facility.

     On June 20, 1995, Fibreboard announced it had entered into a letter of intent to sell substantially all the assets of its Wood Products Group to Sierra Pacific Industries. The estimated sales price, subject to certain adjustments at closing, is between $240 and $250 million. After-tax cash proceeds to Fibreboard are estimated at $170 to $180 million with an after-tax gain for financial reporting purposes estimated in the range of $75 to $80 million. Proceeds from the transaction, upon completion, will be used to repay borrowings under Fibreboard's revolving line of credit. The transaction, which is subject to execution of a definitive purchase agreement and approval of the parties' boards of directors, is expected to take several months to close. The waiting period under U.S. antitrust laws has expired.

          Fibreboard anticipates primarily discretionary capital expenditures of approximately $12 to $15 million during 1995. Major anticipated projects include $2.8 million to install additional optimization equipment in the Chinese Camp small log sawmill, $1.2 million to expand the Norandex vinyl siding manufacturing plant capacity by 22% and infrastructure development costs of approximately $3 million to support the residential lot sales program at Northstar, with the remainder for replacements and improvements of machinery and equipment and additional ski area amenities. Through the second quarter, Fibreboard has expended approximately $6.8 million on these projects. Given the pending sale of the wood products operations, an additional $3.4 million in mill optimization projects have been deferred.

     In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At June 30, 1995, Fibreboard had $3.6 million in cash on hand restricted for asbestos-related costs.

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

     On July 27, 1995, the federal district court in Texas entered judgments approving both the Global and Insurance Settlements. The Global Settlement has been appealed. Fibreboard cannot predict whether or not the Insurance Settlement will also be appealed.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of Fibreboard Corporation stockholders was held June 6, 1995, for the purpose of electing two (2) directors and to ratify the selection of Arthur Andersen LLP as independent public accountants for the 1995 fiscal year. No other business was conducted at the annual meeting.

     The following table presents the results of the voting for the directors elected at the annual meeting and the ratification of the selection of Arthur Andersen LLP:


Director or Issue        Votes For      Votes Withheld      Abstentions
-----------------        ---------      --------------      -----------

William D. Eberle        7,773,226         82,482                 0

G. Robert Evans          7,780,976         74,732                 0

Selection of Arthur
     Andersen LLP        7,806,254         19,062              30,392

Note:  There were no broker non votes.

All voting in the above table has been adjusted to reflect a 2-for-1 stock split effective May 19, 1995.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this Form 10-Q:

   Exhibit No.   Description
   -----------   -----------------------------------------
     10.32       Amendment No. 2 to the Fibreboard Corporation Restated 1988
                 Employee Stock Option and Rights Plan, dated as of May 19,
                 1995.

     10.33 Amendment No. 1 to the Fibreboard Corporation 1988 Employee Stock Purchase Plan, dated as of May 19, 1995.

     10.34 Amendment No. 1 to the Fibreboard Corporation Long-Term Equity Incentive Plan, dated as of May 19, 1995.

     10.35 Agreement to Amend, Consolidate and Lend dated May 31, 1995 by and between First Interstate Bank of Nevada, N.A., as lender, and Trimont Land Company and Sierra-at-Tahoe, Inc. as borrowers.

     99.1 Press release dated June 20, 1995 relating to Fibreboard's signing of a letter of intent to sell its Wood Products Group to Sierra Pacific Industries.

     99.2 Press release dated July 28, 1995 relating to the approval of Fibreboard's asbestos Global and Insurance Settlement Agreements by a federal district trial court in Texas.


(b) No Current Reports on Form 8-K were filed during the period April 1, 1995 to June 30, 1995.

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



                                               FIBREBOARD CORPORATION
                                               ----------------------
                                                    (Registrant)




Dated:  August 11, 1995                      By:  /s/ James P. Donohue
                                                  ----------------------
                                                  James P. Donohue
                                                  Senior Vice President,
                                                  Finance and Administration and
                                                  Chief Financial Officer



Dated:  August 11, 1995                      By:  /s/ Garold E. Swan
                                                  ----------------------
                                                  Garold E. Swan
                                                  Vice President and Controller