Form 10-Q
period 1995-09-30
FIBREBOARD CORP /DE
filed 1995-11-14
CIK 833053

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


(MARK ONE)
   [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

   [  ]   TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

COMMISSION FILE NO. 0-016951

                         FIBREBOARD CORPORATION
           (exact name of registrant as specified in charter)



             Delaware                           94-0751580
        (State or other juris-           (I.R.S. Employer Iden-
          diction of incorporation)         tification No.)


    2121 North California Blvd., Suite 560, Walnut Creek, CA  94596
                (Address of principal executive offices)



                             (510) 274-0700
          (Registrant's telephone number, including area code)



                             Not Applicable
          (Former name, former address or former fiscal year,
                      if changed since last report)



   Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XXX     .   No            .

   As of the close of business on November 10, 1995, the registrant had outstanding 8,395,688 shares of common stock.

                    PART I -- FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS.

  The following unaudited financial statements are filed as part of this report:



Financial Statement Title                                        Page
-------------------------
Consolidated statements of income for the three and nine
month periods ended September 30, 1995 and 1994                     3

Consolidated balance sheets as of September 30, 1995
and December 31, 1994                                               4

Consolidated statements of cash flows for the nine
months ended September 30, 1995 and 1994                            6

Notes to consolidated financial statements                          8


On September 25, 1995, Fibreboard sold substantially all of its wood products related assets. The accompanying financial statements have been prepared, and prior periods have been restated, to reflect wood products as a "discontinued operation."

                 FIBREBOARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands Except Per Share)
                                (Unaudited)

                                           QUARTER                    NINE MONTHS
                                      ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                      ------------------          ------------------
                                       1995       1994              1995      1994
                                       ----       ----              ----      ----
Net sales                             $102,284    $38,707          $277,640  $92,584
Cost of sales                           74,942     28,949           201,104   66,115
                                      --------    -------          --------  -------
Gross margin                            27,342      9,758            76,536   26,469

Selling and administrative expenses     19,581      7,396            57,547   15,929
Asbestos-related items                      --         --            (4,000)      --
                                      --------    -------          --------  -------
Operating income                         7,761      2,362            22,989   10,540

Interest expense                        (2,078)    (1,145)           (6,007)  (2,678)
Interest and other income                  566      1,307             1,450    3,099
                                      --------    -------          --------  -------

Income from continuing operations
   before income taxes                   6,249      2,524            18,432   10,961
Income taxes relating to
   continuing operations                (2,502)    (1,106)           (7,373)  (4,523)
                                      --------    -------          --------  -------
Income from continuing operations        3,747      1,418            11,059    6,438

Discontinued operations:
   Income from operations,
      net of tax                           709        376             3,392    4,919
   Gain on surplus asset sales              --     11,221                --   11,221
   Gain on disposal, net of tax         75,897         --            75,897       --
                                      --------    -------          --------  -------
Net Income                             $80,353    $13,015           $90,348  $22,578
                                      --------    -------          --------  -------
                                      --------    -------          --------  -------

Earnings per share -- primary(1)
   Income from continuing operations     $0.42      $0.16             $1.23    $0.71
   Discontinued operations:
      Income from operations               .08        .04               .37      .55
      Gain on surplus asset sales           --       1.25                --     1.25
      Gain on disposal                    8.44         --              8.42       --
                                      --------    -------          --------  -------
Net Income per share                     $8.94      $1.45            $10.02    $2.51
                                      --------    -------          --------  -------
                                      --------    -------          --------  -------
Earnings per share -- fully diluted(1)
   Income from continuing operations     $0.42      $0.16             $1.22    $0.71
   Discontinued operations:
      Income from operations               .08        .04               .38      .55
      Gain on surplus asset sales           --       1.25                --     1.25
      Gain on disposal                    8.43         --              8.40       --
                                      --------    -------          --------  -------
Net Income per share                     $8.93      $1.45            $10.00    $2.51
                                      --------    -------          --------  -------
                                      --------    -------          --------  -------
Common equivalent shares (thousands)
   Primary                               8,991      8,984             9,016    8,984
   Fully diluted                         8,998      8,984             9,036    8,988



(1) Earnings Per Share and Common Equivalent Shares outstanding have been restated to reflect a 2-for-1 stock split effective May 19, 1995.

                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)

                                                 SEPTEMBER 30       DECEMBER 31
                                                     1995              1994
                                                 ------------       -----------
                                                  (Unaudited)

                                  ASSETS

Current assets:

    Cash and cash equivalents                      $  147,271          $  8,842
    Receivables                                        46,684            31,213
    Current portion of notes receivable                 6,188             1,317
    Inventories                                        50,568            40,272
    Prepaid expenses                                    2,430             1,649
    Deferred income taxes                              10,766             9,270
                                                   ----------          --------
                                                      263,907            92,563
    Net assets of discontinued operations                  --           109,242
                                                   ----------          --------
    Total current assets                              263,907           201,805

Property, plant and equipment, at cost:
    Land and improvements                              12,725            13,745
    Buildings                                          28,830            28,451
    Machinery and equipment                            76,046            72,243
    Construction in progress                            1,791               620
                                                   ----------          --------
                                                      119,392           115,059
    Accumulated depreciation                          (47,039)          (40,973)
                                                   ----------           --------

    Net property, plant and equipment                  72,353            74,086
Notes receivable                                        6,489            12,451
Goodwill                                               67,328            64,623
Other assets                                           17,460            15,212
                                                   ----------          --------

    Total operating assets                            427,537           368,177

Cash restricted for asbestos costs                      2,279             1,893
Asbestos costs to be reimbursed                       856,326           810,454
                                                   ----------          --------


    Total assets                                   $1,286,142        $1,180,524
                                                   ----------          --------
                                                   ----------          --------

                                      4

                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)


                                                 SEPTEMBER 30       DECEMBER 31
                                                      1995              1994
                                                 ------------       -----------
                                                 (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt            $     1,105        $    2,045
    Accounts payable and accrued liabilities         147,747            53,239
    Reserve for asbestos-related costs                 2,700             2,700
                                                  ----------        ----------
         Total current liabilities                   151,552            57,984

Long-term debt                                         6,989           101,293
Reserve for asbestos-related costs                     9,002            14,584
Other long-term liabilities                           21,334            24,109
Deferred income taxes                                  1,822            19,440
                                                  ----------        ----------
         Total operating liabilities                 190,699           217,410

Asbestos claims settlements:
    Current                                               --             6,878
    Long-term                                        840,749           788,487
                                                  ----------        ----------
         Total asbestos claims settlements           840,749           795,365

Long-term debt associated with asbestos               23,378            22,360
                                                  ----------        ----------
         Total liabilities                         1,054,826         1,035,135

Commitments & contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 3,000,000
      shares authorized; none issued                      --                --
    Common stock, $.01 par value, 15,000,000
      shares authorized; 8,570,576 and
      4,224,225 shares issued                             85                42
    Additional paid-in capital                        76,917            76,166
    Retained earnings                                164,100            73,752
    Minimum pension liability adjustment              (4,571)           (4,571)
    Treasury stock, at cost, 215,700 shares           (5,215)               --
                                                  ----------        ----------
         Total stockholders' equity                  231,316           145,389
                                                  ----------        ----------
         Total liabilities and stockholders'
           equity                                 $1,286,142        $1,180,524
                                                  ----------        ----------
                                                  ----------        ----------


                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollar Amounts in Thousands)
                                (Unaudited)


                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                       -----------------------
                                                          1995         1994
                                                       ---------     ---------
Cash Flows From Operating Activities:
  Net Income                                           $  90,348     $  22,578
  Adjustments to reconcile income to net cash
    provided by continuing operating activities:
    Income of discontinued operations                    (79,289)      (16,140)
    Depreciation and amortization                          8,755         4,096
    Deferred income taxes                                    (76)          154
    Deferred long term benefits                              750          (456)
    Compensation for stock grants                            224           113
    Gain on sale of assets                                  (236)       (2,080)
    Asbestos-related reserve                              (4,000)           --
    Change in working capital                             (8,372)        4,305
                                                       ---------       -------
  Net cash provided by continuing operations               8,104        12,570

  Discontinued operations:
    Income of discontinued operations                     79,289        16,140
    Depreciation, amortization and depletion               3,057         3,069
    Gain on sale of assets                               (76,427)      (19,190)
    Proceeds from asset sales                            241,820        24,033
    Net asset change                                       3,442        25,295
                                                       ---------       -------
  Net cash provided by discontinued operations           251,181        49,347

Cash Flows From Investing Activities:
    Non-cash net assets of acquired operations           (13,896)     (120,115)
    Proceeds from asset sales                                 --         1,990
    Property, plant and equipment changes                 (4,248)       (4,640)
    Reduction in notes receivable                          1,232         1,336
    Decrease (increase) in other assets                   (2,396)          284
                                                       ---------       -------
  Net cash used by investing activities                  (19,308)     (121,145)

Cash Flows From Financing Activities:
    New borrowings                                        22,000        93,000
    Repayment of debt                                   (117,244)      (29,887)
    Purchase of treasury stock                            (5,215)           --
    Employee stock plan transactions                         473            38
                                                       ---------       -------
  Net cash provided (used) by financing activities       (99,986)       63,151

  Net cash provided by business activities               139,991         3,923


                  FIBREBOARD CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       (Dollar Amounts in Thousands)
                                (Unaudited)


                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                       ----------------------
                                                          1995         1994
                                                       ---------     --------

Cash Flows From Asbestos Related Activities:
    Receipts from insurers                             $  4,655      $  5,360
    Structured settlement program activity                   35           472
    Other asbestos-related cash transactions             (5,866)       (5,080)
    Change in cash restricted for asbestos costs           (386)       (2,399)
                                                       ---------     ---------
  Net cash used by asbestos-related activities           (1,562)       (1,647)
                                                       ---------     ---------
  Net increase in cash                                  138,429         2,276
  Cash at beginning of period                             8,842         5,322
                                                       ---------     ---------
  Cash at end of period                                $147,271      $  7,598
                                                       =========     =========

  Cash Paid During the Period For:
    Interest                                           $  6,143      $  1,913
    Income taxes                                          5,061         6,054

  Non-Cash Items:
    Increase in asbestos claims settlements             112,386       123,363
    Payments made to asbestos claimants on
      Fibreboard's behalf                                67,037       224,430
    Increase in receivables from sales of
      real estate                                           236         2,949


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

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:




                                                SEPTEMBER 30      DECEMBER 31
                                                    1995              1994
                                                ------------      -----------

    Finished Goods                                 $42,695          $32,914
    Raw Materials                                    6,844            6,770
    Supplies                                         1,029              588
                                                ------------      -----------
    Total Inventories                              $50,568          $40,272
                                                ------------      -----------
                                                ------------      -----------


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

    The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:


                                               NINE MONTHS ENDED SEPTEMBER 30
                                               ------------------------------
                                                    1995           1994
                                                 ----------     ----------
     New claims received                           17,000          1,800

     Claims disposed
          Settled                                  10,811         14,631
          Dismissed                                 3,428            946
          "Green Card" settlements (1)                 60            107
          Judgments (2)                                --              3
          Adjustments (3)                              --             --

     Average settlement amount per claim
       settled--(4)
         pre-1959 claims                             $ 10            $  8
         post-1959 claims                               8               7

     Claims pending at end of period (5)           44,600         43,900


     (1) Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

     (2) Judgments represent defense verdicts in favor of Fibreboard, plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate.

     (3) Often, multiple claims are filed for the same injury. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard has an ongoing program to identify duplicate claims and remove them from the claims database, and anticipates additional future adjustments.

     (4)  For claims where the initial year of exposure is known.

     (5) Of the claims pending at September 30, 1995 27,200 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.
                                    -------------------

    During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required. The trial court proceeding to determine the reasonableness and fairness of the settlements has concluded in the United States District Court for the Eastern District of Texas with the court entering judgments approving both settlements in July, 1995. Both judgments have been appealed. The fifth circuit court of appeals has scheduled oral argument of the issues in December 1995. These appeals will delay final approval of the settlements until 1996 or later.

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

    In January 1994 the California Supreme Court granted review of the decision of the Court of Appeal, but withheld further action until its decision in another case (MONTROSE CHEMICAL CORP. V. ADMIRAL INS. CO.) then pending before the Supreme Court was finalized. On July 3, 1995, the Supreme Court issued a decision in MONTROSE CHEMICAL confirming a trigger of coverage consistent with the trigger the Court of Appeal applied to the Fibreboard policies.

    By an order of October 19, 1995 the Supreme Court transferred the Fibreboard case back to the Court of Appeal which, after receiving supplemental briefs that are to be submitted by November 20, 1995, and perhaps conducting further argument, will review its decision on trigger and other issues in light of MONTROSE CHEMICAL and any other considerations the Court of Appeal deems relevant. After the Court of Appeal reissues a decision, the parties can again petition for review to the California Supreme Court.

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

    At September 30, 1995, Fibreboard was a defendant in 9 asbestos-in-buildings claims. To date, Fibreboard has successfully defended these claims or settled the claims for modest amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

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

    Fibreboard determined it was probable that it would ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $11,702 at September 30, 1995 after a $4,000 adjustment discussed below.

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

5.  Information about Fibreboard's industry segments is set forth below:


                                               QUARTER                     NINE MONTHS
                                          ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                       ------------------------      ------------------------
                                          1995          1994             1995         1994
                                       ---------     ----------      -----------   ----------
   Outside sales

     Building products:
      Norandex                         $ 80,910       $ 23,718        $ 197,309      $ 23,718
      Industrial insulation products     13,880         12,310           43,954        39,275
                                       --------       --------        ---------      --------
     Total building products             94,790         36,028          241,263        62,993
     Resort operations                    7,494          2,679           36,377        29,591
                                       --------       --------        ---------      --------
   Consolidated                        $102,284       $ 38,707         $277,640      $ 92,584
                                       --------       --------        ---------      --------
                                       --------       --------        ---------      --------

   Operating profit (loss)
      Building products:
        Norandex                       $  7,681        $ 2,862          $13,286       $ 2,862
        Industrial insulation products    1,251          1,577            6,049         5,185
                                       --------        -------          -------       -------
      Total building products             8,932          4,439           19,335         8,047
      Resort operations                   1,928           (780)           9,572         7,147
                                       --------        -------          -------       -------

   Total operations                      10,860          3,659           28,907        15,194

   Unallocated expense                   (3,099)        (1,297)          (5,918)       (4,654)
   Interest expense                      (2,078)        (1,145)          (6,007)       (2,678)
   Interest and other income                566          1,307            1,450         3,099
                                       --------        -------          -------       -------
   Income before income taxes           $ 6,249        $ 2,524          $18,432       $10,961
                                       --------        -------          -------       -------
                                       --------        -------          -------       -------


   Norandex was purchased August 31, 1994.

6. In May, 1995, Fibreboard acquired eight building products distribution centers in Texas, Nebraska and Colorado for $13,448. In October, 1995, Fibreboard acquired six additional distribution centers in Florida, Alabama and Mississippi for approximately $5,620 and in November, 1995, acquired eight distribution centers in Arkansas, Alabama and Louisiana for approximately $3,170.

7. On May 31, 1995, Fibreboard replaced Resort Operation's two revolving credit facilities and term loan with a $30,000 reducing revolving facility with interest at LIBOR plus 100 to 125 basis points. Proceeds may be used for operating purposes and acquisitions. Maximum availability reduces annually and matures on May 31, 2000. Fibreboard is negotiating to increase availability under this facility to $40,000. On October 12, 1995, Fibreboard finalized a five-year, $125,000 revolving facility, with interest at LIBOR plus 40 to 92.5 basis points, to be used for operating purposes and acquisitions. The new facility matures on September 20, 2000. Fibreboard is currently negotiating a Canadian credit facility to support its planned acquisition of a Canadian manufacturer of vinyl siding products.

8. On September 25, 1995, Fibreboard sold substantially all of its wood products related assets for $245,000 in cash, subject to a number of purchase price adjustments estimated to aggregate $5,700 and recorded a gain of $75,897 net of income taxes. Retained balances primarily include notes receivable from prior asset sales, a former plant site and nominal timberlands adjacent to Fibreboard's Northstar Resort facility. Fibreboard also retained liabilities for workers compensation claims that arose prior to September 25, and for future environmental costs related to wood products activities prior to the sale.

9. In October, 1995, Fibreboard acquired the assets of a ski and golf resort in southern California for approximately $19,700 in cash. Fibreboard is currently negotiating to acquire a Canadian vinyl siding manufacturer for $35,000 to $40,000 and expects to close the transaction during the fourth quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Quarter ended September 30, 1995 vs. 1994

   Net sales of continuing operations increased 164% from $38.7 million in 1994 to $102.3 million in 1995. Norandex, acquired August 31, 1994, contributed third quarter 1995 sales of $80.9 million versus $23.7 million in 1994, and resort revenues increased from $2.7 million to $7.5 million reflecting a successful residential lot sales program in the third quarter of 1995. Pre-tax income increased from $2.5 million to $6.2 million, reflecting a full quarter contribution from Norandex versus one month in 1994 and profits from real estate lot sales.

Building Products--
   For the third quarter of 1995, Norandex contributed $80.9 million in net sales and $7.7 million in operating profit, compared to $23.7 million of revenues and $2.9 million of operating profit for the one month it was owned during the third quarter of 1994. Prior to its acquisition by Fibreboard, Norandex had pro forma sales of $47.3 million in the first two months of the third quarter of 1994, for total third quarter 1994 pro forma sales of $70.1 million. On a pro forma basis, same store sales declined 1.1% with the net increase in sales attributable to new branches acquired or opened during 1995. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma operating earnings comparisons between periods are meaningful.

  Industrial insulation products sales increased 13%. Improved sales of metal products resulting from higher unit sales prices were partially offset by reductions in the sales of calcium silicate molded insulation due to lower average sales prices. Operating profit declined from $1.6 million during 1994 to $1.3 million resulting from slightly lower margins from all three product lines.

Resort Operations--
   Resort operations revenues increased 180% to $7.5 million due to $4.7 million of revenues from Northstar's residential lot sales program. Operating profit increased from a loss of $0.8 million in 1994 to a profit of $1.9 million in 1995 due to the lot sales program as the seasonal loss from operations was essentially the same between years.

General Corporate Expenses--
  Unallocated costs increased from $1.3 million to $3.1 million. In the third quarter of 1995, Fibreboard recorded $1.1 million of expense for a stock price based incentive compensation plan reflecting the increase in the market price of Fibreboard's common stock during the quarter. In the 1994 period, there was no expense associated with this plan.

Other Items--
   Interest expense increased from $1.1 million to $2.1 million, reflecting higher borrowings from the third quarter 1994 purchase of Norandex. Interest and other income decreased from $1.3 million to $0.6 million. The sale of surplus property resulted in pre-tax gains of $0.7 million in 1994 versus zero in 1995.

Discontinued Operations--
   On September 25, 1995, Fibreboard sold substantially all the assets related to its wood products business to Sierra Pacific Industries for $245 million in cash, subject to post-closing purchase price adjustments for changes in working capital levels. Fibreboard estimates such adjustments will reduce the purchase price by $5.7 million. Fibreboard recorded a pre-tax gain on the sale of $117.9 million ($75.9 million after taxes or $8.43 per share).

   For the third quarter of 1995, wood products sales declined 19% compared to 1994, as lumber, millwork and plywood sales were all lower due to reduced shipment volumes and to lower prices. Wood products operating profit, not including gains on asset disposals, increased from $0.6 million to $1.2 million. Sales of surplus timberlands in the third quarter of 1994 resulted in a pre-tax gain of $18.9 million, or $11.2 million after taxes.

Nine months ended September 30, 1995 vs 1994

  Net sales from continuing operations increased 200% from $92.6 million in 1994 to $277.6 million. Norandex, acquired August 31, 1994, contributed sales of $197.3 million. Industrial insulation products and resort operations also increased revenues. Pre-tax income increased from $11.0 million to $18.4 million in 1995.

Building Products--
  For the nine months, Norandex sales were $197.3 million with operating income of $13.3 million. Pro forma sales for the first nine months of 1994 were $167.7 million. Same store sales increased 4.5% between years with the remaining increase attributable to new branch openings or acquisitions during 1995.

  Industrial insulation products sales increased 12%. Improved sales of metal products resulting from higher unit sales prices and fireproofing board due to higher shipment volumes were partially offset by reductions in the shipment volumes of calcium silicate molded insulation.
Operating  profit  increased  from $5.2  million  during  1994  to  $6.0 million. Improved operating profit resulted primarily from improved margins on metals sales.

Resort Operations--
  Resort operations revenues increased 23% to $36.4 million on increased skier days at both resorts and the inclusion in 1995 of $4.7 million in lot sales revenues. Operating profit increased from $7.1 million to $9.6 million. In 1994, the high volume, high profit week between Christmas 1993 and New Years was the first week of the first quarter and week between Christmas 1994 was the last week of the fourth quarter and thus was not included in the first nine months of 1995. Fibreboard believes the operating results for the first nine months of 1994 would have been at least $1 million lower had it not included the week between Christmas 1993 and New Years. This reduction in operating profit was more than offset by profits from the residential lot sales program during the third quarter of 1995. Fibreboard anticipates developing additional lots for sale during future years.

General Corporate Expenses--
   Unallocated  costs increased from $4.7 million to $5.9  million.   In
1995, Fibreboard recorded $4.1 million of expense for a stock price based incentive compensation plan reflecting the increase in the market price of Fibreboard's common stock during the first nine months, whereas this plan resulted in a modest expense reduction in the same period of 1994. The first nine months of 1994 also included the resolution of a contingent liability related to post-retirement benefits which resulted in a gain of $1.0 million. In addition, during the second quarter of 1995, Fibreboard recorded a $4.0 million  reversal of reserves
previously established for  anticipated   unreimbursable asbestos-related
costs as a result of a reduction in its current  estimate of the  amounts
which   will  be  needed for  such purpose.  Fibreboard will continue  to reserve for future unreimbursable costs, and will make adjustments as required as additional information becomes available.

Other Items--
    Interest expense increased from $2.7 million to $6.0 million reflecting higher borrowing levels in 1995 resulting from the August 1994 purchase of Norandex. Interest and other income declined from $3.1 million to $1.5 million. The sale of surplus property resulted in pre-tax gains of $1.6 million in 1994 versus zero in 1995.

Discontinued Operations--
   On September 25, 1995, Fibreboard sold substantially all the assets related to its wood products business to Sierra Pacific Industries for $245 million in cash, subject to post-closing purchase price adjustments for changes in working capital levels. Fibreboard estimates such adjustments will reduce the purchase price by $5.6 million. Fibreboard recorded a pre-tax gain on the sale of $117.9 million ($75.9 million after taxes or $8.40 per share). (Note: The per share amounts differ for the quarter and nine-month periods due to different weighted average shares for the periods)

   For the first nine months of 1995, wood products sales declined 16% compared to 1994 as all three major product lines incurred lower shipment volumes and lower sales prices, except for a modest increase in average plywood sales price due to mix changes. Wood products operating profit decreased from $8.3 million to $5.7 million, reflecting lower sales and the impact of lower production volumes.


Financial Condition

   At September 30, 1995, Fibreboard had $147.3 million of cash and cash equivalents, resulting from the September 25, 1995 sale of substantially all its wood products related assets. Proceeds of the sale were used to retire all but $3 million of borrowings outstanding under Fibreboard's credit
facilities.    The  remaining  amount  was  repaid  in  early   October.
Fibreboard has not yet paid taxes associated with the gain; such payments, reflected in current liabilities at September 30, 1995, are expected to aggregate approximately $62 million and will be paid during December 1995.

  Cash generated from continuing operations during the first nine months decreased from $12.6 million in 1994 to $8.1 million in 1995. The 1994 amount includes reductions of non-cash working capital of $4.3 million whereas net working capital increased $8.4 million in 1995. This change between years resulted primarily from increased business activity at Norandex associated with new branch openings and branches acquired through acquisition during the first nine months of 1995.

   During the second quarter of 1995, Fibreboard replaced its resort operations' revolving credit facility and term loan with a new $30 million credit facility. The new facility matures on May 31, 2000, with
reductions  in  availability  beginning  in  April  1996.   Interest  on
borrowings will range from 100 to 125 basis points above LIBOR. Fibreboard is negotiating to increase availability under this facility to $40 million.

   In October 1995, Fibreboard replaced its revolving credit facility with a group of seven banks with a new five-year, $125 million revolving facility. The new facility matures September 30, 2000. Interest on borrowings will range from 40 to 92.5 basis points above LIBOR.

   At September 30, 1995, Fibreboard had aggregate availabilities under its credit facilities of $145.8 million (calculated as though the new $125 million facility were in place on that date).

   In June 1995, Fibreboard authorized a $20 million share repurchase program. During the third quarter of 1995, Fibreboard repurchased 215,700 shares at an aggregate cost of $5.2 million. The share repurchase program was indefinitely suspended on September 25, 1995, concurrent with the sale of Fibreboard's wood products assets. The program is constrained by Fibreboard's deferred payment asbestos settlements which limit distributions and repurchases to percentages of earnings from continuing operations.

   On May 1, 1995, Fibreboard completed the purchase of the assets of Almar Corporation (dba Aluminum Supply), Cornhusker Siding Supply, Inc. and Texas Siding Supply, Inc. These companies operate eight exterior building product distribution locations in Colorado, Texas and Nebraska, which concentrate on vinyl siding and associated products. In October 1995, Fibreboard purchased the assets of First Coastal Building Supply, Inc., which operates six exterior building product distribution locations in Florida, Alabama and Mississippi. Assets purchased in both transactions consisted of accounts receivable, inventories, fixed assets and intangibles. The combined total purchase price was approximately $19.1 million.

  In November 1995, Fibreboard completed the purchase of the assets of B & J Siding Distributors, Inc., which operates eight exterior building products distribution locations in Arkansas, Alabama and Louisiana. The purchase price was $3.2 million. In addition, Fibreboard completed the purchase of the ski and golf related assets of Bear Mountain Ltd. for
approximately  $19.7 million  in  cash.   Bear  Mountain is  a  ski  and
golf  area  located approximately two hours east of Los Angeles, CA

   Fibreboard has announced a letter of intent to purchase the stock of Vytec Corporation, a Canadian manufacturer of vinyl siding and accessories. Total purchase price is expected to be $35 million to $40 million. Vytec operates two manufacturing facilities in London, Ontario and Mission, B.C., with a significant majority of its sales made to U.S. customers. The acquisition of Vytec will increase Fibreboard's aggregate vinyl siding manufacturing capacity by 70% and make it one of the five largest vinyl siding manufacturing companies in North America. The transaction is expected to close during the fourth quarter of 1995.

     Fibreboard anticipates primarily discretionary capital expenditures of approximately $14 million during 1995. Major anticipated projects include $1.2 million to expand the Norandex vinyl siding manufacturing plant capacity by 22% and infrastructure development costs of approximately $3 million to support the residential lot sales program at Northstar, with the remainder for replacements and improvements of machinery and equipment and additional ski area amenities. Through the third quarter, Fibreboard has expended approximately $5.7 million on these projects.

  In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At September 30, 1995, Fibreboard had $2.3 million in cash on hand restricted for asbestos-related costs.

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

   On July 27, 1995, the federal district court in Texas entered judgments approving both the Global and Insurance Settlements. Both settlements have been appealed. Oral arguments have been scheduled for December 1995.

   Additional information regarding the asbestos-related litigation can be found in Note 4 to the consolidated financial statements beginning on page 8.


                      PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

   Material developments, if any, in the asbestos-related litigation are described in Note 4 to the consolidated financial statements beginning on page 8.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this Form 10-Q:

     Exhibit No.    Description
     ----------     -----------

        10.36 Second Amended and Restated Credit Agreement dated as of October 4, 1995 among Fibreboard Corporation and certain commercial lending institutions and Bank of America National Trust and Savings Association as the Administrative Co-Agent and NationsBank N.A. as the documentation co-agent.

        10.37 Asset Purchase Agreement dated October 6, 1995 among Bear Mountain, Inc., Fibreboard Corporation, Bear Mountain Ltd. and S-K-I Ltd.

        10.37.1     Amendment No. 1 to Asset Purchase Agreement.


(b) The following Current Report on Form 8-K was filed during the period July 1, 1995 to September 30, 1995:

           Date            Event Reported
           ----            --------------
     September  25, 1995   Sale  of  Fibreboard's  wood  products  operations to
                           Sierra  Pacific  Industries

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



                                     FIBREBOARD CORPORATION
                                     ----------------------
                                          (Registrant)




Dated:  November 10, 1995          By:  /s/ James P. Donohue
                                        --------------------
                                        James P. Donohue
                                        Senior Vice President,
                                        Finance and Administration and
                                        Chief Financial Officer



Dated:  November 10, 1995          By:  /s/ Garold E. Swan
                                        ------------------
                                        Garold E. Swan
                                        Vice President and Controller