Form 10-Q/A
period 1995-09-30
FIBREBOARD CORP /DE
filed 1995-11-16
CIK 833053

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-Q/A
                            AMENDMENT NO. 1


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

The registrant hereby undertakes to amend the following portions of its previously filed Quarterly Report on From 10-Q for the quarter ended September 30, 1995 in the form attached hereto:

Part I, Item 1 -- Financial Statements
















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





Dated: November 15, 1995             By:  /s/ Garold E. Swan
                                          -------------------
                                          Garold E. Swan
                                          Vice President and Controller

                    PART I -- FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS.

  The following unaudited financial statements are filed as part of this report:



Financial Statement Title                                        Page
-------------------------
Consolidated statements of income for the three and nine
month periods ended September 30, 1995 and 1994                     4

Consolidated balance sheets as of September 30, 1995
and December 31, 1994                                               5

Consolidated statements of cash flows for the nine
months ended September 30, 1995 and 1994                            7

Notes to consolidated financial statements                          9


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

                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)

                                                 SEPTEMBER 30       DECEMBER 31
                                                     1995              1994
                                                 ------------       -----------
                                                  (Unaudited)

                                  ASSETS

Current assets:

    Cash and cash equivalents                      $  147,271          $  8,842
    Receivables                                        46,684            31,213
    Current portion of notes receivable                 6,188             1,317
    Inventories                                        50,568            40,272
    Prepaid expenses                                    2,430             1,649
    Deferred income taxes                              10,766             9,270
                                                   ----------          --------
                                                      263,907            92,563
    Net assets of discontinued operations                  --           109,242
                                                   ----------          --------
    Total current assets                              263,907           201,805

Property, plant and equipment, at cost:
    Land and improvements                              12,725            13,745
    Buildings                                          28,830            28,451
    Machinery and equipment                            76,046            72,243
    Construction in progress                            1,791               620
                                                   ----------          --------
                                                      119,392           115,059
    Accumulated depreciation                          (47,039)          (40,973)
                                                   ----------           --------

    Net property, plant and equipment                  72,353            74,086
Notes receivable                                        6,489            12,451
Goodwill                                               67,328            64,623
Other assets                                           17,460            15,212
                                                   ----------          --------

    Total operating assets                            427,537           368,177

Cash restricted for asbestos costs                      2,279             1,893
Asbestos costs to be reimbursed                       837,598           810,454
                                                   ----------          --------


    Total assets                                   $1,267,414        $1,180,524
                                                   ----------          --------
                                                   ----------          --------

                                      5

                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)


                                                 SEPTEMBER 30       DECEMBER 31
                                                      1995              1994
                                                 ------------       -----------
                                                 (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt            $     1,105        $    2,045
    Accounts payable and accrued liabilities         147,747            53,239
    Reserve for asbestos-related costs                 2,700             2,700
                                                  ----------        ----------
         Total current liabilities                   151,552            57,984


Long-term debt                                         6,989           101,293
Reserve for asbestos-related costs                     9,002            14,584
Other long-term liabilities                           21,334            24,109
Deferred income taxes                                  1,822            19,440
                                                  ----------        ----------
         Total operating liabilities                 190,699           217,410

Asbestos claims settlements:
    Current                                               --             6,878
    Long-term                                        822,021           788,487
                                                  ----------        ----------
         Total asbestos claims settlements           822,021           795,365

Long-term debt associated with asbestos               23,378            22,360
                                                  ----------        ----------
         Total liabilities                         1,036,098         1,035,135

Commitments & contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 3,000,000
      shares authorized; none issued                      --                --
    Common stock, $.01 par value, 15,000,000
      shares authorized; 8,570,576 and
      4,224,225 shares issued                             85                42
    Additional paid-in capital                        76,917            76,166
    Retained earnings                                164,100            73,752
    Minimum pension liability adjustment              (4,571)           (4,571)
    Treasury stock, at cost, 215,700 shares           (5,215)               --
                                                  ----------        ----------
         Total stockholders' equity                  231,316           145,389
                                                  ----------        ----------
         Total liabilities and stockholders'
           equity                                 $1,267,414        $1,180,524
                                                  ----------        ----------
                                                  ----------        ----------


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


                  FIBREBOARD CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       (Dollar Amounts in Thousands)
                                (Unaudited)


                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                       ----------------------
                                                          1995         1994
                                                       ---------     --------

Cash Flows From Asbestos Related Activities:
    Receipts from insurers                             $  4,655      $  5,360
    Structured settlement program activity                   35           472
    Other asbestos-related cash transactions             (5,866)       (5,080)
    Change in cash restricted for asbestos costs           (386)       (2,399)
                                                       ---------     ---------
  Net cash used by asbestos-related activities           (1,562)       (1,647)
                                                       ---------     ---------
  Net increase in cash                                  138,429         2,276
  Cash at beginning of period                             8,842         5,322
                                                       ---------     ---------
  Cash at end of period                                $147,271      $  7,598
                                                       =========     =========

  Cash Paid During the Period For:
    Interest                                           $  6,143      $  1,913
    Income taxes                                          5,061         6,054

  Non-Cash Items:
    Increase in asbestos claims settlements              93,658       123,363
    Payments made to asbestos claimants on
      Fibreboard's behalf                                67,037       224,430
    Increase in receivables from sales of
      real estate                                           236         2,949


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