Form 10-K405
period 1995-12-31
FIBREBOARD CORP /DE
filed 1996-03-29
CIK 833053

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-K



(Mark One)
[XX] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995
                                                           -----------------
       or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _________________

Commission file number   0-016951
                         --------

                                FIBREBOARD CORPORATION
                                ----------------------
                  (exact name of registrant as specified in charter)


                    Delaware                           94-0751580
            --------------------------------------------------------
               (State or other juris-           (I.R.S. Employer Iden-
                 diction of incorporation)         tification No.)


             2121 N. California Blvd., Suite 560, Walnut Creek, CA  94596
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

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.01 Par Value
                       --------------------------------------


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    XXX   .
          ---------
  The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1996 was $188,066,032.

  As of the close of business on March 18, 1996, the Registrant had outstanding 8,448,704 shares of common stock.


                         Documents Incorporated by Reference

  Portions of Fibreboard Corporation's Proxy Statement relating to its 1996 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A not later than April 30, 1996, are incorporated by reference in Part III.

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

Sales in 1995 for each segment were as follows:


                                  In Millions               %
                                  -----------              --
  Building Products --
   Residential Products                $276.2              72
   Industrial Products                   59.7              16
  Resort Operations                      44.9              12
                                        ------
                                       $380.8
                                       ------
                                       ------


  Building Products consists of the Residential Products Group and the Industrial Products Group. Residential Products manufactures vinyl siding and related accessories for exterior residential applications at three manufacturing facilities in North America. Vinyl products are sold through two primary channels: 1) A company-owned distribution network of more than 100 branches, which also sell a wide variety of other exterior building products; and 2) a network of independent distributors. Industrial Products, sold under the trade name of Pabco, manufactures molded insulation for high temperature and industrial applications, fireproofing board used in commercial construction and metal jacketing.

  Prior to 1995, Building Products included the Wood Products Group. This business was sold in September 1995 and is now accounted for as a discontinued operation. Wood Products 1995 sales, which have been excluded from the table above, were $111.8 million.

  Resort Operations includes Northstar-at-Tahoe, a year-round destination resort including ski and golf facilities, Sierra-at-Tahoe, a day ski area, both located near Lake Tahoe, California, and Bear Mountain, a day ski area located approximately two hours from Los Angeles, California.

  Fibreboard employs approximately 3,500 people (including approximately 1,700 seasonal employees in Resort Operations), substantially all of whom are non-union.

  Information concerning the revenues, operating results and identifiable assets of each of Fibreboard's industry segments can be found in Note 12 to Fibreboard's consolidated financial statements, "Industry Segment Information" on page 35.

BUILDING PRODUCTS --

RESIDENTIAL PRODUCTS GROUP

PRODUCTS

  Fibreboard's wholly-owned subsidiaries, Norandex Inc. and Vytec Corporation, manufacture vinyl siding and related accessories. Norandex produces vinyl siding and accessories at its highly efficient manufacturing facility in Claremont, NC. More than 95% of Norandex manufactured products are sold through a 102 branch company-owned distribution network operating in 31 states.
Norandex manufactured vinyl siding and accessories account for approximately 35% of distribution sales. Purchased windows and doors make up an additional 30% of sales. Other resale products include aluminum and steel siding and other primarily exterior building products and installation supplies. Norandex products are used in residential remodeling (60% to 65% of sales) and new construction (35% to 40% of sales).

  Fibreboard purchased Vytec Corporation on November 30, 1995. Vytec produces vinyl siding and accessories at two manufacturing facilities in London, Ontario, and Mission, British Columbia, Canada. While a portion of Vytec's products are sold through Norandex branches, the majority of Vytec's products are sold through independent distributors, principally in the Great Lakes, mid-west, mid-Atlantic and southeastern states. Approximately 65% of Vytec's sales are to customers located in the United States, with the remainder shipped to customers in Canada or to affiliates in Poland, Australia and New Zealand.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

  Fibreboard is one of the top five producers of vinyl siding in North America. The industry consists of 21 producers which supply an overall vinyl siding market of approximately 32 million squares (a square is material sufficient to cover a 10 foot by 10 foot area). Fibreboard believes it has a 8% to 9% market share in vinyl siding. Fibreboard believes it is among the industry's low cost producers with production yields substantially higher than the industry average.

  Norandex is one of four vinyl siding producers that has a captive distribution network, and Fibreboard believes the Norandex distribution network to be the most extensive. Norandex distribution competes regionally with many privately-owned distribution companies which offer products manufactured by competitors.

  Barriers to entry in the manufacture of vinyl siding are significant, requiring a substantial investment in manufacturing equipment. By contrast, barriers to entry in the distribution business are modest.

  The principal means of competition are service and quality.

SUPPLIERS

  The primary raw material used in the manufacture of vinyl siding is polyvinyl chloride (PVC) resin. Fibreboard has supply agreements at current market prices with three major manufacturers of PVC resin. Fibreboard has not experienced any difficulty in securing sufficient raw material to meet its manufacturing needs. The price of PVC resin is subject to price swings. Fibreboard has historically been able to pass the impact of raw material price increases on through increased end product prices.

 CUSTOMERS

  Norandex's distribution network is concentrated in the mid-west, mid-Atlantic
and northeast areas of the country.   Acquisitions of additional branches during
1995 extended Norandex's geographic reach into the southern states. Customers are typically residential siding installers and construction and remodeling contractors. Norandex believes its manufacturing flexibility and ability to meet short order delivery times provide it a competitive advantage.

  Customers of Vytec products are generally independent distributors, who sell the products to residential siding installallers and construction and remodeling contractors. Many of Vytec's independent distributors compete directly with Norandex branches. Vytec's sales force concentrates its efforts on assisting distributors in developing their markets and attracting new customers.

FACILITIES

                              VINYL SIDING MANUFACTURING

                          Practical  Annual
                         Production Capacity
Plant Location                 (squares)              Production Schedule
--------------          -----------------------       -------------------
Claremont, NC                1,860,000                3 shifts-7 days/week
London, Ontario              1,040,000                3 shifts-7 days/week
Mission, British Columbia      250,000                3 shifts-7 days/week



                                   BRANCH LOCATIONS

  Norandex branches located in the following states: Alabama, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. Branches are typically 10,000 to 20,000 square feet in size. The vast majority of branch locations are leased.

CAPITAL SPENDING

  Historical capital expenditures have averaged $2 to $3 million per year, primarily for maintenance and improvement of manufacturing and branch equipment.

SEASONALITY

  Sales activity is seasonal and dependent on weather patterns. Historically, sales are low in the first quarter of the year, before picking up in the second and third quarters and falling off in the fourth quarter. Manufacturing activity, while somewhat heavier during the high-activity summer months, is more evenly spread throughout the year.

OPERATING RESULTS - RESIDENTIAL PRODUCTS GROUP

                               Historical Performance *
                                   (000's omitted)


                                      1995         1994      1993
                                      ----         ----      ----
Sales                               $276,180     $85,607      NA

Pre-tax operating income              18,031       8,096      NA
Depreciation & amortization            6,303       1,815      NA
Capital expenditures**              (  4,048)     (  585)     NA
                                   ----------    --------
Operating cash flow                   20,286       9,326      NA


* Operating results include Norandex Inc. from August 31, 1994 and Vytec Corporation from November 30, 1995. See Note 13 to Fibreboard's Consolidated Financial Statements for further information.
** Does not include amounts paid to acquire Vytec on November 30, 1995 or Norandex on August 31, 1994.

INDUSTRIAL INSULATION PRODUCTS GROUP (PABCO)

PRODUCTS

  Pabco produces molded industrial insulation, fireproofing board and metal jacketing. Molded industrial insulation (calcium silicate - "CalSil") is produced in a variety of standard sizes and configurations for use in industrial construction and maintenance, primarily for high temperature piping and boiler applications. The panel industrial fireproofing board (Super Firetemp-TM-, also a form of calcium silicate insulation) can be used in industrial and commercial applications such as protecting columns, flues, cable trays, tanks and bulkheads.

  Super Firetemp competes with a number of generic fireproofing products.
Super Firetemp retains its shape, size and strength under continuous service at temperatures in excess of 2,000DEG F. and may be re-used after exposure to extreme temperatures. Super Firetemp is exceptionally easy to cut and handle, and can be applied directly to the surface it is protecting, unlike competing products which require clearance space. Consequently, Super Firetemp's durability, space efficiency and ease of application may provide greater cost savings to users than competing products.

  Metal jacketing and metal elbows are used to cover and protect insulation products after installation.

MARKETS

  Nearly all of Pabco's products are sold into industrial markets, with a small percentage sold into commercial markets. Approximately 90% of sales are domestic, with the remainder primarily to South America and the Middle East.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

  Fibreboard believes there are four significant producers of calcium silicate industrial insulation used in North America. Pabco is the largest producer of this specialized product category which directly competes with fiberglass, mineral wool, foam glass and ceramic fibers in the industrial insulation market. Pabco's CalSil production facilities are the largest, single product plants in its segment of the domestic industrial insulation industry. Pabco's precision-molded, modular technology allows for more efficient operation at a wider range of volumes than can be achieved by major competitors. Pabco's key insulation and metal plants include operations in the Gulf States region where buyers and sales are currently concentrated. Pabco believes its products are preferred in construction projects where ease of installation is paramount since Pabco's product is more easily field fabricated. Each of Pabco's major competitors operates single-facility, older plants located in the Midwest and eastern states. Fibreboard believes these may be higher-cost facilities in areas of inherent labor cost disadvantages.

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

SUPPLIERS

  The primary raw materials in calcium silicate insulation are diatomaceous earth and limestone. There are several sources of supply of diatomaceous earth of a quality which Pabco considers acceptable for production of calcium silicate insulation. Pabco has entered into long term material supply contracts on favorable terms. The raw materials for the metal operations are aluminum, stainless steel, vinyl and paper materials. Pabco has not experienced any difficulties in obtaining adequate supplies and does not anticipate any such difficulties, although metal pricing has varied significantly over the last three years. Depending on inventory positions and purchase commitments, metal market price volatility can have a significant impact, both positive and negative, on operating profits.

CUSTOMERS

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


* Facility was operated for three months during 1995 to match production with demand. Facility is not expected to operate during 1996.

                         PANEL INDUSTRIAL FIREPROOFING BOARD


                        Normal Annual
                        Production Capacity
Plant Location             (pounds)                   Production Schedule
------------------      -------------------           -------------------
Grand Junction, CO        7,500,000                   3 shifts-7 days/week


                                   METAL JACKETING


Plant Location               Production Capacity      Production Schedule
-------------------          -------------------      -------------------
Palestine, TX                      (1)                1 shift-5 days/week
Poca, WV                           (1)                1 shift-5 days/week
Huntington Beach, CA               (1)                1 shift-5 days/week


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

OPERATING RESULTS - INDUSTRIAL PRODUCTS GROUP

                                Historical Performance
                                   (000's omitted)


                                      1995         1994      1993
                                      ----         ----      ----
Sales                               $59,671      $56,376   $49,215

Pre-tax operating income              7,694        6,452     5,382
Depreciation & amortization             867          788     1,041
Capital expenditures                (   484)     (   327)   (  324)
                                  ---------      -------   -------
Operating cash flow                   8,077        6,913     6,099


RESORT OPERATIONS --

FACILITIES

  Fibreboard is the largest ski area operator in the state of California. Fibreboard is the owner, developer and operator of Northstar-at-Tahoe, a 6,800 acre year-round destination resort near the north shore of Lake Tahoe, California. In addition, Fibreboard owns Sierra-at-Tahoe, a day ski area located near the south shore of Lake Tahoe, and Bear Mountain, a day ski area located approximately two hours from Los Angeles.

  Northstar-at-Tahoe (Northstar), features extensive ski facilities located on an 8,600 foot mountain with a vertical ski trail drop of 2,280 feet. Facilities include eight chair lifts and a high-speed gondola plus a day lodge, various restaurants, shops, entertainment and group conference facilities. Summer facilities include riding stables, mountain bike and hiking trails, an 18-hole championship golf course, tennis courts, a swimming pool and other recreational amenities.

  Northstar includes 642 building lots and 654 condominium units, all of which have been sold. Participating owners may offer homes or condominiums for rental through Northstar's rental management program. The building lots include 44 lots developed as phase one of a multi-phase 158 lot single family home subdivision. During 1995, Northstar sold 31 lots at an average sales price $162,000 per lot, and sales of the remaining 13 lots are scheduled to close during the first quarter of 1996. Northstar will continue offering lots for sale on a phased basis over several years. Northstar has significant dditional land which is suitable for real estate development.

  During 1993, Fibreboard purchased the assets of Sierra Ski Ranch. The ski area, renamed Sierra-at-Tahoe (Sierra), features 44 ski trails located on an 8,900 foot mountain with a vertical drop of 2,200 feet. Facilities include nine chairlifts, three restaurants and retail and ski rental shops. Sierra is a day use only area, and has no lodging facilities. Lodging is available in South Lake Tahoe, 14 miles away.

  During 1995, Fibreboard purchased the assets of Bear Mountain, a day ski area located on an 8,800 foot mountain near Big Bear Lake, California. Bear Mountain consists of 35 trails with a vertical drop of 1,665 feet serviced by 11 chair lifts. Bear Mountain has one of the most extensive snowmaking systems in the western United States, covering 100% of the trail system. Bear Mountain includes two restaurants, retail and ski rental operations. A 9-hole golf course operates during the summer months only. Bear Mountain is a day use area only, and has no owned lodging facilities. Lodging is available in nearby Big Bear Lake.

MARKETS

  Fibreboard's resorts are marketed through a variety of public media, including magazines, newspapers, radio, television and outdoor advertising, as well as through direct convention sales and contacts with business and trade groups.

  Northstar is located approximately 200 highway miles east of San Francisco and approximately 40 miles west of Reno, Nevada, and Sierra is located approximately 190 highway miles east of San Francisco. Bear Mountain is located in the San Bernadino Mountains, a two-hour drive from Los Angeles, Orange County and San Diego. The primary market area is the state of California. Fibreboard estimates that approximately 71% of Northstar's skiers, and 79% of Sierra's, are from northern California with 12% and 6% from southern California compared to Bear Mountain where an estimated 94% of skiers are from southern California. Fibreboard believes Northstar's location, ease of access, quality of facilities, service, amenities and image appeal directly to the family and high income skier segments of its market while Sierra appeals primarily to the value-conscious day skier. Bear Mountain's marketing focus is its diversity of terrain, outstanding beginner programs, snowmaking capacity, superior grooming and excellent weather.


MARKET POSITION AND COMPETITION

  Northstar is one of the better known year-round destination resorts in the Lake Tahoe vicinity. Northstar competes directly with other ski resorts in the area as well as with major ski and year-round destination resorts throughout the western United States. Sierra's competition is primarily limited to ski areas located in the central Sierra Nevada mountains, although it does attract some destination skiers from the South Lake Tahoe area. Bear Mountain competes with other southern California resorts.

CAPITAL SPENDING

  Over the past several years, Northstar has made substantial capital expenditures to improve efficiency and competitiveness. Major projects included high speed quad chairlifts, additional snow making and a new mountaintop restaurant. Northstar has expanded its snowmaking capability to reduce the effect of weather patterns and add stability to the revenue stream. Snowmaking also improves the attractiveness of the ski mountain to a broader as well as more experienced range of skiers. Fibreboard anticipates that 1996 resort operations capital expenditures, primarily to replace three chair lifts at Sierra, for annual maintenance and additional resort amenities, will approximate $9.0 - $11.0 million. Fibreboard expects an additional $1.0 - $1.2 million will be spent in 1996 for real estate lot development.

SEASONALITY

  Operations are highly seasonal with more than 75% of revenues realized during the ski season from late November through early-April. The length of the ski season and the profitability of operations are significantly affected by weather. Although Northstar and Bear Mountain have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially reduce revenues. Sierra lacks significant snowmaking capability but generally benefits from higher annual snowfall. Depending on the weather and other factors, annual skier visits have varied from 300,000 to 500,000 at Northstar, 230,000 to 350,000 at Sierra and 230,000 to 360,000 at Bear Mountain over the last decade.

OPERATING RESULTS - RESORT OPERATIONS

                                    Historical Performance
                                       (000's omitted)

                                        1995           1994           1993
                                        ----           ----           ----
Sales                                $44,955        $41,413        $25,501

Pre-tax operating income*              8,262          8,020          2,325
Depreciation & amortization            5,707          3,447          2,514
Capital expenditures**               ( 7,018)       ( 6,229)       ( 4,813)
                                     --------       --------       --------
Operating cash flow                    6,951          5,238             26


* Includes negative impact of 1) October 1995 acquisition of Bear Mountain which incurred expenses in excess of revenues of approximately $600; and 2) 1993 mid-year acquisition of Sierra which had anticipated expenses in excess of revenues of approximately $1 million.
** Does not include amounts paid to acquire Bear Mountain in 1995 or Sierra-at-Tahoe in 1993.

DISCONTINUED OPERATIONS --

   In September 1995, Fibreboard sold the assets of its wood products business to Sierra Pacific Industries for approximately $239 million after purchase price adjustments. The wood products business consisted of approximately 80,000 acres of northern California timberland, two sawmills, a hardwood plywood plant, a moulding and millwork facility and a bark processing plant.

   All financial data contained herein has been restated to reflect the wood products business as a discontinued operation. The following table presents wood products operating results through the date of sale.

                                       (000's omitted)

                                       1995*          1994           1993
                                       -----          ----           ----
Sales                               $111,750       $180,309       $190,494

Pre-tax operating income               5,653         12,670         18,468
Pre-tax gain on asset disposition    121,245         18,858            --


*        Nine months activity only.

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


ITEM 3. LEGAL PROCEEDINGS

ASBESTOS-RELATED PERSONAL INJURY CLAIMS

   At December 31, 1995, Fibreboard was a defendant in approximately 48,000 personal injury claims. Approximately 30,600 of these claims were filed on or after August 27, 1993 and will be covered by the Global and Insurance Settlements discussed below, if approved. Additional claims are anticipated in the future. These claims typically allege injury or death from asbestos exposure. Fibreboard is generally only one of several defendants. These claims seek compensatory, and in many cases, punitive damages in varying amounts depending on injury severity. Claims are pending in federal and state courts throughout the United States.

   During 1993 Fibreboard reached settlement agreements (the Global Settlement and Insurance Settlement) with its insurers and plaintiff representatives which, if approved by the courts, should resolve Fibreboard's existing and future asbestos-related personal injury liabilities within insurance resources and existing corporate reserves. These settlements require court approval. The Global Settlement action is titled Gerald Ahearn, James Dennis and Charles W. Jeep, on Behalf of Themselves and Others Similarly Situated, Plaintiffs, v. Fibreboard Corporation, Defendant, Continental Casualty Company and Pacific Indemnity Company, Intervenors, Civil Action No. 6:93cv526, U.S. District Court for the Eastern District of Texas, Tyler Division. The Insurance Settlement action is titled Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company, Plaintiffs,
v. Daniel Herman Rudd, Jr., Beverly White and John Hansel, on Behalf of Themselves and Others Similarly Situated, and Owens-Illinois, Inc., on Behalf of Itself and Others Similarly Situated, and Penn Mutual Life Insurance Company, Defendants, Civil Action No. 6:94cv458, U.S. District Court for the Eastern District of Texas, Tyler Division. The U.S. District Court issued its judgments approving both settlements in July 1995. Both judgments have been appealed to the Fifth Circuit Court of Appeals.

   Additional information concerning personal injury claims can be found in
Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.

ASBESTOS-IN-BUILDINGS CLAIMS

   At December 31, 1995, Fibreboard was a defendant in 8 asbestos-in-buildings claims pending in federal and state courts throughout the United States. Fibreboard is typically only one of several defendants. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-building claims will not have a material adverse effect on its financial condition.

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

   By an order of October 19, 1995, the Supreme Court transferred the Fibreboard case back to the Court of Appeal, which, after receiving supplemental briefs and perhaps conducting further argument, will review its decision on trigger and other issues in light of Montrose Chemical and any other considerations the Court of Appeal deems relevant. After the Court of Appeal reissues a decision, the parties can again petition for review to the California Supreme Court.

   If the Global and/or Insurance Settlements are ultimately approved, Fibreboard and its insurers will seek to dismiss the insurance coverage litigation.

   Further information concerning this litigation can be found in Note 14 to Fibreboard's consolidated financial statements, "Asbestos-Related Litigation," which begins on page 37.

INSURANCE COVERAGE FOR ASBESTOS-IN-BUILDINGS CLAIMS

   Fibreboard believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for the asbestos-in-buildings claims aggregated approximately $390 million (approximately $295 million of which has been confirmed through settlements during 1993 and 1994), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage. Fibreboard is pursuing an insurance coverage suit (Fibreboard vs. Continental Casualty, et al; Superior Court of the State of California for the City and County of San Francisco). Trial in this action has been continued. During the continuance, Fibreboard and its insurers are attempting to settle their disputes.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to executive officers of Fibreboard follows:

------------------------------------------------------------
    NAME             AGE           POSITION
------------------------------------------------------------
John D. Roach        52      Chairman, President and Chief
                               Executive Officer
James P. Donohue     55      Senior Vice President, Finance
                               and Administration and Chief
                               Financial Officer
Michael R. Douglas   42      Senior Vice President, General Counsel
                               and Secretary
Stephen L. DeMaria   55      Vice President, Corporate Relations
Herbert M. Elliott   57      Vice President, Industrial Insulation Products
William A. Jensen    43      Vice President, Resort Operations
Robert W. Johnston   59      Vice President, Vinyl Products
Garold E. Swan       43      Vice President and Controller


   Officers serve at the discretion of the board of directors.

  Mr. Roach was elected Chairman, President and Chief Executive Officer of Fibreboard on July 2, 1991. Prior to his election, Mr. Roach was Executive Vice President of Manville Corporation, where he served as President of its Mining and Minerals Group and President of Celite Corporation, a wholly-owned Manville subsidiary. In addition, Mr. Roach served as President of Manville Sales Corporation, now known as Schuller International, from 1988 to 1989, and as Chief Financial Officer of Manville Corporation from 1987 to 1988. Prior to Manville, Mr. Roach was a strategy consultant and Vice Chairman of Braxton Associates; Vice President and Managing Director of the Strategic Management Practice for Booz, Allen, Hamilton; and Vice President and Director of The Boston Consulting Group. Previous experience at Northrop Corporation included Director of strategic planning, economic analysis, accounting, management information systems and co-manager of a venture capital subsidiary. Mr. Roach serves as a director of Thompson PBE, Inc.

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

   Mr. Elliott was appointed General Manager of Pabco in October 1991 and was elected Vice President, Industrial Insulation Products in February 1992. Prior to joining Fibreboard, Mr. Elliott was a partner in Management Resource Partners, a professional management firm advising corporations on financial and operating matters and functioned as CEO, CFO or a director of several companies. Mr. Elliott has been CFO of Consolidated Fibers and Itel Corporation, Vice President Corporate Development of Alexander and Baldwin and a consultant for A.T. Kearney.

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

   Mr. Johnston joined Fibreboard with the acquisition of Norandex Inc. on August 31, 1994 at which time he was elected Vice President. Mr. Johnston has been employed with Norandex Inc. for 20 years and has held the office of President since 1985. He was formerly

Vice President of Sales and Branch Operations for Norandex. Mr. Johnston was previously employed by Kaiser Aluminum Corporation and Reynolds Metals Company.

   Mr. Swan has been Controller of Fibreboard since October 1988, and was elected Vice President in October 1991. He previously was an Audit and Financial Consulting Manager in the Portland, Oregon office of Arthur Andersen LLP.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   As of March 18, 1996, there were 11,029 holders of record of Fibreboard common stock. Fibreboard's common stock is traded on the American Stock Exchange under the symbol FBD. Information with respect to the quarterly high and low market sales prices for Fibreboard's common stock for 1995 and 1994, based upon sales transactions reported by the American Stock Exchange, is provided below. All per share prices have been adjusted to reflect a 2-for-1 stock split on May 19, 1995.

                       Market Prices of Fibreboard Common Stock

                                 1995                    1994
                           ---------------         ---------------
                           High        Low         High        Low
                           ----        ---         ----        ---
For The Quarters Ended
----------------------
March 31                   17          13 3/4      19 11/16    16  6/16
June 30                    27          15 5/16     19  7/16    11  7/8
September 30               26 3/8      21 7/8      15  3/8     12  9/16
December 31                26 3/4      19 5/8      15 13/16    13  1/16


   The closing price of Fibreboard's common stock on March 18, 1996 was $21
3/4.

   Since its spin-off from Louisiana-Pacific Corporation on June 6, 1988, Fibreboard has not paid cash dividends. Fibreboard's Structured Settlement Program contains restrictions on the amount of dividends or distributions to shareholders. At December 31, 1995, no amounts were available for the payment of dividends, share repurchases or other distributions.

ITEM 6. SELECTED FINANCIAL DATA

   Fibreboard sold its wood products business on September 25, 1995. All data presented below has been restated to reflect wood products as a discontinued operation for all periods. In addition, the results of the following acquisitions are included only for the periods since the transaction date:

              Sierra-at-Tahoe          July 1993
              Norandex                 August 1994
              Bear Mountain            October 1995
              Vytec                    November 1995



                                       Year Ended December 31
                               --------------------------------------

                                  1995        1994        1993        1992        1991
                                  ----        ----        ----        ----        ----
                                  (Dollar amounts in thousands except per share)
Net sales                        $380,806    $183,396    $ 74,716    $ 70,062    $ 68,955
Income (loss)
   from continuing
   operations (1)                  14,524       8,276         817        (352)    (28,322)
Income (loss)
   from continuing
   operations per
   share (fully diluted) (1)         1.62        0.92        0.09       (0.04)      (3.54)
Operating assets                  359,556     368,177     255,118     217,178     218,515
Asbestos-related
   assets                         830,064     812,347     969,136     826,582     363,015
Total assets                    1,189,620   1,180,524   1,224,254   1,043,760     581,530

Long-term debt (2)                  9,365     101,293      23,539      13,306      17,508



NOTES:

(1) Includes pre-tax $3,762 gain on surplus real estate sales in 1993; pre-tax $2,353 pension gain and $2,998 gain on surplus real estate sales in 1992; cumulative effect of a change in accounting principle of $(1,954), net of tax in 1991; pre-tax unusual items of $(6,016) in 1991; and pre-tax asbestos-related items of $4,000 in 1995 and ($20,000) in 1991. See notes to financial statements for additional information concerning these items.

(2) Does not include amounts for asbestos claims settlements. See Note 14 to the financial statements, "Asbestos-Related Litigation," on Page 37 for additional information. Also does not include asbestos-related long term debt of $23,711 in 1995, $22,360 in 1994, $21,361 in 1993, $20,572 in 1992
    and $19,726 in 1991.  Does include $3,765, $4,870, $5,905, $6,875 and
    $7,785 of long-term debt for which Fibreboard receives offsetting interest and principal payments from notes receivable -- see Note 5, "Long-Term Debt."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   During 1995, Fibreboard sold its wood products business, which, prior to the acquisition of Norandex in August 1994, accounted for the majority of Fibreboard's sales and a significant portion of operating profits. As required, all financial data contained herein has been restated to reflect wood products as a discontinued operation. The discussion which follows reflects that presentation as well. Such restatement dramatically impacts comparisons of consolidated operating results between years.

1995 VS. 1994

   Net sales of continuing operations increased 108%. Of the increase, $190.6 million is attributable to a full year of Norandex operations in 1995 compared to only four months in 1994. The remaining increase resulted from increases in industrial insulation products ($3.3 million) and resort operations ($3.5 million). Income from continuing operations was $14.5 million compared to $8.3 million in 1994. Operating income increased 123% for residential products, 19% for industrial products and 3% for resort operations.

   Net income, which includes discontinued operations, was $95.8 million in 1995 and $27.0 million in 1994. After-tax operating income of discontinued operations was $3.5 million compared to $7.5 million. Net income includes an after-tax gain on the disposal of wood products of $77.8 million in 1995 and an after-tax gain of $11.2 million from the sale of surplus timberlands in 1994.

BUILDING PRODUCTS

   Residential products sales increased from $85.6 million to $276.2 million, reflecting a full year of Norandex operations compared to four months in 1994. The November 30, 1995 acquisition of Vytec Corporation added revenues of only $2.5 million for the one month it was included in Fibreboard's results. On a pro forma basis, Norandex sales increased 19.2% between years. Same store sales increased 3.2% with the remainder of the increase attributable to new branches acquired or opened during 1995.

   Operating profit for the residential products group increased from $8.1 million for the last four months of 1994 to $18.0 million. The last four months of 1994 are not indicative of the results of a full year's operations due to the seasonality of the business. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma operating results comparisons between years are meaningful. Current year operating results were impacted by significant fluctuations in PVC resin prices, which reached historical highs during the early part of the year before dropping to 3-year lows near year end. Additionally, Norandex was adversely impacted by lower than expected housing starts and remodeling expenditures. Fibreboard believes Norandex achieved comparatively better operating results than its competitors due to its manufacturing efficiency and the flexibility afforded by the combination of manufacturing and company-owned distribution.

   Industrial products sales increased 6% due principally to higher sales prices of metal products reduced by declines in molded industrial insulation sales. Operating income increased to $7.7 million from $6.5 million in 1994. Metal products profitability increased as average sales prices increased in advance of corresponding raw material cost increases.

RESORT OPERATIONS

   Resort revenues increased from $41.4 million to $44.9 million. Sales of residential lots aggregated $5.0 million while skier visits declined 7% from the record levels of 1994.

   Operating income improved from $8.0 million to $8.3 million. The change in operating profit was due to several factors: 1) In 1994, the high volume, high profit week between Christmas 1993 and New Years was the first week of the first quarter. The week between Christmas 1994 and New Year's was the last week of the fourth quarter and thus was not included in 1995 operating results. Fibreboard believes the 1994 operating results would have been at least $1 million lower had the week between Christmas 1993 and New Year's not been included in 1994. 2) Fibreboard acquired Bear Mountain in October 1995, which incurred an operating loss of $0.6 million during the fourth quarter of 1995.
3) All of Fibreboard's resorts experienced unseasonably warm temperatures in the fourth quarter of 1995 which inhibited Fibreboard's snowmaking ability. This, coupled with a later snowfall than experienced in recent years, delayed the opening of all three resorts until mid-December, whereas both Northstar and Sierra opened before Thanksgiving in 1994. 4) The positive contribution provided by the Northstar lot sales program more than offset the negative factors referred to above.

GENERAL CORPORATE EXPENSES

   Unallocated costs declined from $7.4 million to $7.0 million. Unallocated costs were impacted by a number of factors: 1) Fibreboard's phantom stock program expense was $3.1 million in 1995 vs. zero in 1994. 2) In 1994 a contingent liability was resolved, resulting in a gain of $1.0 million. 3) As more fully explained below, in 1995 Fibreboard recorded a $4.0 million reversal of reserves for asbestos-related costs.

ASBESTOS-RELATED COSTS

   As more fully discussed in Note 14 to the consolidated financial statements, at December 31, 1991, Fibreboard estimated its potential liability for asbestos-related personal injury claims to be received through the end of the decade at $1,610 million and that it would ultimately receive insurance proceeds of $1,584 million related to those claims. Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed elsewhere, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade. However, during 1995 Fibreboard recorded a $4.0 million reversal of previously established reserves for anticipated unreimbursable costs as a result of a reduction in its estimate of the amounts which will be needed for such purpose in the event neither the Global nor Insurance Settlements are finally approved. Fibreboard will periodically evaluate its estimates and make adjustments as circumstances and future developments dictate.

   During 1995, $2.0 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years.

OTHER ITEMS

   Interest expense increased from $4.9 million to $6.5 million, as Fibreboard had higher average borrowings (due to the Norandex purchase on August 31, 1994) offset by lower average interest rates.

   Interest and other income declined to $3.1 million from $3.7 million. Other income included gains from the sales of surplus real estate of zero in 1995 vs. $1.6 million in 1994. Interest income increased to $3.1 million from $2.1 million as additional amounts were available for investment during the fourth quarter of 1995.

   Fibreboard's effective tax rate was 38% in 1995 and 41% in 1994. The reduced rate was attributable to differences in the methods used by the various states to tax the gain on disposal of the wood products business.

DISCONTINUED OPERATIONS

   In September 1995, Fibreboard sold its wood products business to Sierra Pacific Industries for approximately $239 million after purchase price adjustments, resulting in a gain of $121.2 million ($77.8 million after tax). In 1994 Fibreboard recorded a $18.9 million gain ($11.2 million after tax) from the sales of surplus timberlands.

   Pre-tax operating income was $5.7 million in 1995, down from $12.7 million 1994. The reduction was due to: 1) Nine months operations in 1995 vs. a full year in 1994. 2) Net sales were down 38% between years. All three major product lines incurred lower shipment volumes and production volumes. Reduced production volumes resulted in higher unit costs which, when combined with lower average selling prices, lowered operating margins.

LIQUIDITY AND CAPITAL RESOURCES

   Fibreboard generated cash flows from continuing operations of $14.7 million in 1995. In addition, cash flow generated by discontinued operations was $179.2 million. After-tax proceeds from the sale of wood products were used to retire $100 million in outstanding debt and complete $68.0 million in acquisitions (First Coastal Building Supply, Bear Mountain, B&J Siding Distributors and Vytec Corporation) during the fourth quarter of 1995.

   At December 31, 1995, Fibreboard had two revolving credit facilities, a $125 million facility which expires September 30, 2000 (the Fibreboard facility) and a $30 million facility dedicated to support resort operations which expires May 31, 2000 (the resorts facility). Borrowings aggregated $5.0 million at December 31, 1995, and $137.6 million remained available. Both credit facilities have subsequently been amended. The resorts facility was increased from $30 million to $40 million in aggregate availability. The Fibreboard facility aggregate availability was increased from $125 million to $150 million to accommodate a $25 million 5-year term loan, the proceeds of which were received in February 1996. In addition, a new $15 million revolving credit facility was established in March 1996 to support Fibreboard's Canadian operations.

   In addition to working capital needs, Fibreboard anticipates primarily discretionary capital expenditures of approximately $16 million to $19 million during 1996. Major anticipated expenditures include $1.6 million to upgrade and improve the Norandex vinyl siding manufacturing plant, $6.0 - $7.0 million to replace three chairlifts at Sierra and infrastructure development costs of $1.0 - $1.2 million to support the lot sales program at Northstar, as well as replacements and improvements of machinery and equipment and additional ski area amenities. Capital expenditures will be funded from operating cash flow and borrowings under Fibreboard's credit facilities as needed.

   Fibreboard has scheduled principal reductions of long-term debt due in 1996 of $1.3 million. Of this amount, Fibreboard will receive $1.1 million from notes receivable which have interest and payment terms identical to a like amount of Fibreboard's revenue bonds.

   In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At December 31, 1995, Fibreboard had $2.2 million in cash on hand restricted for asbestos-related uses.

   Fibreboard and its insurer, Continental Casualty, have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements discussed below, or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.

   During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Trial court approval of these agreements was received in July 1995. However, both judgments have been appealed. Oral argument before the Fifth Circuit Court of Appeals took place in early March, 1996. These appeals and subsequent appeals, if any, will delay potential final approval of the settlements until 1997 or later.

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

1994 VS. 1993

   Net sales of continuing operations increased 145%, from $74.7 million to $183.4 million. Of the increase, $85.6 million was due to the addition of Norandex Inc. on August 31, 1994. The remaining increase resulted from increases in industrial products ($7.2 million) and resort operations ($15.9 million). Income from continuing operations was $8.3 million compared to $0.8 million in 1993. Norandex contributed pre-tax operating income of $8.1 million for the last four months of the year. Operating income increased 20% for industrial insulation products and 245% for resort operations.


   Net income, which includes earnings of discontinued operations, was $27.0 million in 1994 compared to $11.7 million. The 1994 amount includes an after-tax gain of $11.2 million from the sale of surplus timberlands.

BUILDING PRODUCTS

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

   Industrial products sales increased 15% due principally to increased shipments and higher sales prices of metal products with some improvement in molded industrial insulation sales. Operating income increased to $6.5 million from $5.4 million in 1993. Metal products profitability increased as average sales prices increased in advance of corresponding raw material cost increases. However, this improvement was offset somewhat by lower profits from molded insulation due to higher material costs.

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

   Interest and other income declined to $3.7 million from $5.6 million. Other income included gains from the sales of surplus real estate of $1.6 million in 1994 and $3.8 million in 1993. Interest income increased to $2.1 million from $1.8 million as additional amounts were available for investment than in 1993.

   Fibreboard's effective tax rate was 41% in 1994 and 1993.

DISCONTINUED OPERATIONS

   After-tax earnings of the discontinued wood products business were $18.8 million in 1994 compared to $10.9 million in 1993. An after-tax gain on the sale of surplus timberlands of $11.2 million is included in the 1994 results. Wood products sales declined 5%. The majority of the decrease was due to the early 1994 sale of the agricultural container business, which in 1993 generated sales of approximately $9.7 million. For 1994, lumber sales were higher (increased volume reduced by slightly lower average product sales prices) while decreases were experienced in plywood sales (lower shipment volume) and moulding and millwork (lower volume and sales prices). Wood products operating income declined from $18.5 million to $12.7 million driven by higher log costs in 1994 and slightly lower product sales prices compared to 1993.

IMPACT OF INFLATION

   Inflation has not had any significant impact on Fibreboard's operations during the three years ended December 31, 1995.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   Fibreboard has included forward-looking statements concerning its business and operations in this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties, including those described below, that could cause actual results to differ materially from those projected. Fibreboard expressly disclaims any obligation to release publicly any updates or revisions to such forward-looking statements to reflect any change in its expectations with regard thereto or any change in events or circumstances on which any such statement is based.

   --With respect to Fibreboard's building products operations, such risks and uncertainties include: the level of housing starts; changes in the general economy and in economic conditions in the various markets served by Fibreboard's distribution operations, which could affect demand for product; increased competitive activity and resulting price pressures; increased raw material prices, particularly for resin (impacting vinyl siding product margins) and aluminum (impacting metal jacketing product margins); the impact of adverse weather on building and remodeling activities; Fibreboard's ability to maintain supplier relationships and adequate manufacturing capacity.

   --With respect to Fibreboard's resort operations, such risks and uncertainties include: weather and snowfall levels affecting ability to generate continued high levels of skier visits, particularly during critical holiday periods; competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; continued access to water for snowmaking; and the potential for personal injury lawsuits.

   --With respect to Fibreboard as a whole, such risks and uncertainties include, in addition to the factors described above: the resolution of Fibreboard's asbestos personal injury litigation issues, including the outcome of the appeals of the Global and Insurance Settlement Agreements; and the success of Fibreboard's growth strategy and its ability to make additional strategic acquisitions which are accretive to earnings.

   Fibreboard's revenues and earnings are subject to fluctuation due to the cyclicality of its building products operations and the seasonality of its resort operations. Although Fibreboard has achieved record operating earnings over the past four years, its past performance may not be indicative of future performance due to the factors discussed above. Additionally, Fibreboard common stock could be subject to significant price volatility should financial results fail to meet expectations of the investment community.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Financial Statements and Supplementary Data

                                                                PAGE
                                                                ----

Consolidated Statements of Income for                            19
   each of the three years in the period ended
   December 31, 1995

Consolidated Balance Sheets as of December 31,                   20
   1995 and 1994

Consolidated Statements of Cash Flows for each                   22
   of the three years in the period ended
   December 31, 1995

Consolidated Statements of Stockholders' Equity                  24
   for each of the three years in the period ended December 31, 1995

Notes to Consolidated Financial Statements                       25

Report of Independent Public Accountants                         44

Report of Management                                             45

Supplementary Data (unaudited) -
   Selected Quarterly Financial Data for each of the             46
   two years in the period ended December 31, 1995

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME



                                                                         YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                       1995                          1994                          1993
                                                       ----                          ----                          ----

                                                               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


Net sales                                         $380,806                      $183,396                      $ 74,716
Cost of sales                                      280,926                       132,861                        58,966
                                                  ---------                     ---------                     ---------
Gross margin                                        99,880                        50,535                        15,750
Other expenses:
 Selling and administrative                         76,909                        35,392                        16,342
 Asbestos-related items(Note 14)                    (4,000)                           --                            --

                                                  ---------                     ---------                     ---------

Operating income                                    26,971                        15,143                          (592)
 Interest expense                                   (6,476)                       (4,931)                       (3,575)
 Interest and other income                           3,101                         3,697                          5,551
                                                  ---------                     ---------                     ---------
Income from continuing operations
  before income taxes                               23,596                        13,909                         1,384

Income taxes relating to continuing
operations                                          (9,072)                       (5,633)                         (567)
                                                  ---------                     ---------                     ---------
Income from continuing operations                   14,524                         8,276                           817

Discontinued operations (Note 13)
  Income from operations less
  applicable income taxes of
  $2,174, $5,132 and $7,572                          3,479                         7,538                        10,896

  Gain on surplus asset sales less
  applicable income taxes of $7,637                     --                        11,221                            --

  Gain on disposal less applicable
  income taxes of $43,432                           77,813                            --                            --
                                                  ---------                     ---------                     ---------
Net income                                        $ 95,816                      $ 27,035                      $ 11,713
                                                  ---------                     ---------                     ---------
                                                  ---------                     ---------                     ---------


Earnings per share--primary
  Income from continuing operations                   $1.62                         $0.92                        $0.09
  Income from discontinued operations                  0.39                          0.84                         1.24
  Gain on surplus asset sales                            --                          1.25                           --
  Gain on disposal                                     8.66                            --                           --
                                                  ---------                     ---------                     ---------
Net income per share                                 $10.67                         $3.01                        $1.33
                                                  ---------                     ---------                     ---------
                                                  ---------                     ---------                     ---------
Earnings per share--fully diluted
  Income from continuing operations                   $1.62                         $0.92                        $0.09
  Income from discontinued operations                  0.39                          0.84                         1.22
  Gain on surplus asset sales                            --                          1.25                           --
  Gain on disposal                                     8.65                            --                           --
                                                  ---------                     ---------                     ---------
Net income per share                                 $10.66                         $3.01                        $1.31
                                                  ---------                     ---------                     ---------
                                                  ---------                     ---------                     ---------
Common equivalent shares (thousands)
  Primary                                          8,979                           8,986                         8,792
  Fully diluted                                    8,990                           8,992                         8,940



                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                          DECEMBER 31
                                               ----------------------------
                                                  1995                1994
                                                  ----                ----
                                               (DOLLAR AMOUNTS IN THOUSANDS)
                                ASSETS

Current assets:

  Cash and cash equivalents (Note 1)     $    12,382           $    8,842
  Receivables (Notes 2, 4 and 5)              48,199               31,213
  Current portion of
    notes receivable (Note 5)                  7,357                1,317
  Inventories (Notes 1, 4 and 5)              57,905               40,272
  Prepaid expenses                             3,941                1,649
  Deferred income taxes (Note 1)              13,086                9,270
                                          ------------         ----------
                                             142,870               92,563
  Net assets of discontinued operations           --              109,242
                                          ------------         -----------

  Total current assets                       142,870              201,805

Property, plant and equipment, at cost:
    (Notes 1, 4 and 5)
  Land and improvements                       25,676               13,745
  Buildings                                   37,015               28,451
  Machinery and equipment                     90,534               72,243
  Construction in progress                       643                  620
                                          ------------         -----------
                                             153,868              115,059
  Accumulated depreciation                   (49,391)             (40,973)
                                          ------------         -----------

  Net property, plant and equipment          104,477               74,086
Notes receivable (Note 5 and 6)                5,271               12,451
Goodwill (Notes 1 and 13)                     89,302               64,623
Other assets                                  17,636               15,212
                                          ------------         -----------

  Total operating assets                     359,556              368,177

Cash restricted for asbestos costs (Note 14)   2,199                1,893
Asbestos costs to be reimbursed (Note 14)    827,865              810,454
                                          ------------         -----------

  Total assets                            $1,189,620           $1,180,524
                                          ------------         -----------
                                          ------------         -----------



                      See attached notes to financial statements

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                               -------------------------
                                                 1995              1994
                                                 ----              ----
                                             (DOLLAR AMOUNTS IN THOUSANDS)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks (Note 4)             $      1,423        $        --
  Current portion of long-term debt (Note 5)         1,346              2,045
  Accounts payable and accrued liabilities          63,966             53,239
     (Note 3)
  Reserve for asbestos-related costs (Note 14)       2,700              2,700
                                               ------------       ------------

    Total current liabilities                       69,435             57,984

Long-term debt (Note 5)                              9,365            101,293
Reserve for asbestos-related costs (Note 14)         8,625             14,584
Other long-term liabilities (Note 7 and 8)          12,730             24,109
Deferred income taxes (Note 1)                      13,861             19,440
                                               ------------       ------------

     Total operating liabilities                   114,016            217,410

Asbestos claims settlements (Note 14)              811,952            795,365
Long-term debt associated with asbestos (Note 5)    23,711             22,360
                                               ------------       ------------

     Total liabilities                             949,679          1,035,135

Minority interest                                      185                 --

Commitments & Contingencies (Notes 11, 14 and 15)

Stockholders' equity (Notes 7, 9 and 10):
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                      --                 --
  Common stock, $.01 par value, 15,000,000
   shares authorized; 8,631,388 and
    4,224,225 shares issued                             86                 42
  Additional paid-in capital                        77,293             76,166
  Retained earnings                                169,568             73,752
   Minimum pension liability adjustment (Note 7)    (1,400)            (4,571)
   Treasury stock, at cost, 215,700 shares          (5,215)               --
   Foreign currency translation adjustment           ( 576)               --
                                               ------------       ------------

    Total stockholders' equity                     239,756            145,389
                                               ------------       ------------

    Total liabilities and                       $1,189,620         $1,180,524
     stockholders' equity                      ------------       ------------
                                               ------------       ------------



                      See attached notes to financial statements

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                               1995            1994           1993
                                                                ----            ----           ----

                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                $ 95,816        $ 27,035        $ 11,713
  Adjustments to reconcile income
    to net cash provided by
    continuing operating activities:
    Income of discontinued operations                        (81,292)        (18,759)        (10,896)
    Depreciation and amortization                             13,797           6,983           4,177
    Deferred income taxes                                      4,979             928             300
    Deferred long term benefits                               (2,395)           (671)          1,606
    Compensation for stock grants                                212             129           1,039
    Income applicable to minority interest                        18              --              --
    Gain on sale of assets                                      (342)         (2,080)         (3,762)
    Asbestos-related reserve                                  (4,000)             --              --
    Change in working capital:
          Receivables                                           (172)          6,447          (1,325)
          Inventories                                         (3,402)            (30)           (202)
          Prepaid expenses                                    (2,022)            159            (463)
          Accounts payable and accrued liabilities            (6,538)         (4,293)         (1,243)
                                                             --------        --------        --------
  Net cash provided by continuing operations                  14,659          15,848             944

  Discontinued operations:
    Income of discontinued operations                         81,292          18,759          10,896
    Pre-tax gain on sale of assets                          (121,245)        (19,190)             --
    Proceeds from sale of assets                             238,994          23,860              --
    Expenses of sale of assets                               (10,643)             --              --
    Depreciation, amortization and depletion                   3,057           4,151           6,340
    Deferred income taxes                                    (16,858)            207           1,927
    Net assets change                                          4,621          28,769         (31,131)
                                                             ---------       --------       ---------
  Net cash provided (used) by discontinued
    operations                                               179,218          56,556         (11,968)

Cash flows from investing activities:
  Non-cash net assets of
    acquired operations                                      (81,944)       (119,894)        (13,054)
  Proceeds from asset sales                                      348           2,163           5,313
  Property, plant and equipment changes                      (11,784)         (7,412)         (6,161)
  Reductions of notes receivable                               2,213           1,611             996
  Decrease (increase) in other assets                           (700)           (747)         (1,542)
                                                             ---------       --------        --------
  Net cash used by investing activities                      (91,867)       (124,279)        (14,448)


                                                                 (continued)

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)




                                                                      YEAR ENDED DECEMBER 31
                                                               -----------------------------------
                                                               1995            1994           1993
                                                               ----            ----           ----
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Cash flows from financing activities:
  New borrowings                                            $  28,434       $ 93,000        $15,000
  Repayment of debt                                          (120,243)       (35,622)       (10,799)
  Purchase of treasury stock                                   (5,215)            --             --
  Employee stock plan transactions                                509             201           534
                                                             ---------      ---------      --------
  Net cash provided (used) by
    financing activities                                      (96,515)         57,579         4,735
                                                             ---------      ---------      --------
  Net cash provided (used) by
    business activities                                         5,495           5,704       (20,737)

Cash flows from asbestos-related activities:
  Receipts from insurers                                        4,754           7,657        19,848
  Structured settlement program
    activity                                                       33             476        (1,638)
  Other asbestos-related cash
    transactions                                               (6,422)         (9,251)      (13,832)
  Change in cash restricted for
    asbestos costs                                               (306)         (1,066)        5,670
                                                             ---------      ---------      --------
  Net cash provided (used) by
    asbestos-related activities                                (1,941)         (2,184)       10,048
                                                             ---------      ---------      --------

Effect of exchange rate changes on
    cash and cash equivalents                                     (14)             --            --
                                                             ---------      ---------      --------
Net increase (decrease) in cash                                 3,540           3,520       (10,689)
Cash at beginning of year                                       8,842           5,322        16,011
                                                             ---------      ---------      --------
Cash at end of year                                          $ 12,382        $  8,842      $  5,322
                                                             ---------      ---------      --------
                                                             ---------      ---------      --------
Cash paid during the year for:
  Interest                                                   $  6,673        $  2,986      $  3,011
  Income taxes                                                 66,645          12,718         5,538
Non-cash items:
  Decrease in accrued asbestos -
    related legal costs                                          (203)           (198)         (574)
  Increase in asbestos
    claims settlements                                        105,908         151,498       244,072
  Payments made to claimants on
    Fibreboard's behalf                                        89,354         309,537        88,230
  Increase in receivables from sale
    of surplus real estate                                        697           2,949           250
  Acquisition of businesses --
    Fair value of assets acquired                              95,180         155,440        13,954
    Cash paid                                                  81,944         119,894        13,054
                                                             ---------      ---------      --------
    Liabilities assumed                                        13,236          35,546           900





                      See attached notes to financial statements

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                        YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                  1995           1994            1993
                                                                  ----           ----            ----

                                                                     (DOLLAR AMOUNTS IN THOUSANDS)

Common stock:
  Beginning balance, 15,000,000 shares
    authorized; 4,224,225, 4,201,420
    and 4,142,300 issued                                      $       42      $       42      $       41
  Shares issued under employee
    stock plans, 159,376,
    22,805 and 59,120 shares                                           2              --               1
  Two-for-one stock split 4,247,787 shares                            42              --              --
                                                               ----------      ----------      ----------
  Ending balance, 15,000,000 shares
    authorized; 8,631,388, 4,224,225
    and 4,201,420 issued                                      $       86      $       42      $       42
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

Additional paid-in capital:
  Beginning balance                                           $   76,166      $   75,836      $   74,264
  Employee stock plans                                             1,229             330           1,572
  Two-for-one stock split                                           (102)             --              --
                                                               ----------      ----------      ----------
  Ending balance                                              $   77,293      $   76,166      $   75,836
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

Retained earnings:
  Beginning balance                                           $   73,752      $   46,717      $   35,004
  Net income                                                      95,816          27,035          11,713
                                                               ----------      ----------      ----------
  Ending balance                                              $  169,568      $   73,752      $   46,717
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

Minimum pension liability adjustment:
  Beginning balance                                           $   (4,571)     $   (2,427)     $   (1,439)
  Changes during the year                                          3,171          (2,144)           (988)
                                                               ----------      ----------      ----------
  Ending balance                                              $   (1,400)     $   (4,571)     $   (2,427)
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

Treasury stock, at cost:
  Beginning balance                                           $       --      $       --      $       --
  215,700 shares acquired                                         (5,215)             --              --
                                                               ----------      ----------      ----------
  Ending balance                                              $   (5,215)     $       --      $       --
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

Foreign currency translation adjustment:
  Beginning balance                                           $       --      $       --      $       --
  Changes during the year                                          ( 576)             --              --
                                                               ----------      ----------      ----------
  Ending balance                                              $    ( 576)     $       --      $       --
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------





                      See attached notes to financial statements

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLAR AMOUNTS IN THOUSANDS)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

       The consolidated financial statements include the accounts of Fibreboard Corporation, a Delaware Corporation, and all its wholly-owned subsidiaries (collectively Fibreboard) after elimination of intercompany balances and transactions. Foreign subsidiaries in Australia and New Zealand have fiscal year-ends of October 31 to facilitate consolidation of the subsidiaries' financial statements.

       Certain reclassifications of prior year amounts have been made to conform with the current presentation. In addition, all prior year per share data has been restated to reflect the impact of a two-for-one stock split in May 1995.

NATURE OF OPERATIONS

       Fibreboard operates in two primary industry segments: Building Products and Resort Operations. Building products are further broken down into residential products and industrial products. In 1995, residential building products accounted for 72% of sales, industrial building products 16% of sales and resort operations 12% of sales. Residential products manufactures vinyl siding and related accessories, which are sold to residential siding installers and construction and remodeling contractors. Manufactured products are sold 1) through a company-owned distribution network, which also sells other exterior building products and 2) independent distributors. Principal market areas are east of the Mississippi River with some concentrations in mid-west and Great Lakes states. Industrial building products manufactures molded insulation for high temperature applications, fireproofing board and protective metal jacketing. Markets are concentrated in the Gulf Coast states. Resort operations includes a year-round destination resort and two day ski areas, all located in California.

       No single customer accounts for a significant portion of Fibreboard's sales.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

WARRANTY COSTS

    Fibreboard provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the current year. The accrued liability for warranty costs is included in accounts payable and accrued liabilities.

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


INVENTORY VALUATION

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLAR AMOUNTS IN THOUSANDS)


       Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are valued as follows:


                                              DECEMBER 31
                                        -----------------------

                                      1995                1994
                                      ----                ----

              Finished goods        $49,223             $32,914
              Raw materials           6,898               6,770
              Supplies                1,784                 588
                                    -------             -------

              Total inventories     $57,905             $40,272
                                    -------             -------
                                    -------             -------


PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives (3-30 years) of the various units of property. Depreciation expense for continuing operations in 1995, 1994 and 1993 was $8,715, $5,578 and $3,797.

       Fibreboard capitalizes interest on borrowed funds incurred during construction periods. Capitalized interest is amortized over the lives of the related assets. Interest capitalized in 1995, 1994 and 1993 was $0, $0 and $183.

GOODWILL

       Fibreboard records the excess of purchase price over the fair value of net assets of businesses acquired as goodwill and amortizes such amounts on a straight-line basis over 30 years. Accumulated goodwill amortization was $3,079 and $709 on December 31, 1995 and 1994. The carrying value of goodwill is reviewed periodically to determine its recoverability through future operations.

       During 1995, the goodwill associated with the acquisition of Norandex was reduced by $2,496 to reflect purchase price adjustments.

INCOME TAX POLICIES

       The income tax provision includes the following:


                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                     1995           1994             1993
                                                     ----           ----             ----
       Continuing Operations
       ---------------------
       Current income taxes                         $ 5,662        $ 4,972        $ 2,323
       Benefit of operating loss carry forward           --             --           (118)
       Deferred income taxes                          3,410            661         (1,638)
                                                    -------        -------        -------
                                                    $ 9,072        $ 5,633        $   567
                                                    -------        -------        -------
                                                    -------        -------        -------

       Discontinued Operations
       -----------------------
       Current income taxes                         $62,464        $12,562        $ 6,256
       Benefit of operating loss carry forward           --             --           (611)
       Deferred income taxes                        (16,858)           207          1,927
                                                    -------        -------        -------
                                                    $45,606        $12,769        $ 7,572
                                                    -------        -------        -------
                                                    -------        -------        -------


       The following table summarizes the differences between the statutory federal and effective tax rate:

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLAR AMOUNTS IN THOUSANDS)



                                                   YEAR ENDED DECEMBER 31
                                                 --------------------------
                                                   1995      1994     1993
                                                   ----      ----     ----
       Continuing Operations
       ---------------------
       Federal tax rate                             35%       35%       35%
       State income taxes, net of Federal benefit    3         6         6
       Non-deductible goodwill                       3        --        --
       Other                                        (3)       --        --
                                                   ---       ---       ---
                                                   38%       41%       41%
                                                   ---       ---       ---
                                                   ---       ---       ---


                                                   YEAR ENDED DECEMBER 31
                                                 --------------------------
                                                   1995      1994     1993
                                                   ----      ----     ----
       Discontinued Operations
       -----------------------
       Federal tax rate                             35%       35%       35%
       State income taxes, net of Federal benefit    3         6         6
       Basis difference of subsidiary sold         ( 2)       --        --
                                                   ----      ----      ----
                                                    36%       41%       41%
                                                    ---       ---       ---
                                                    ---       ---       ---


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

       The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:



                                                  YEAR ENDED DECEMBER 31
                                                --------------------------

                                                  1995          1994
                                                 -----          ----
Deferred tax assets:
    Accrued liabilities                        $ 5,327        $ 4,560
    Current portion asbestos reserve             1,142          1,134
    AMT credit                                      --          1,258
    Environmental reserve                        2,674            784
    State taxes                                  2,373             --
    Other                                        1,570          1,534
                                               -------        -------
    Total deferred tax assets                  $13,086        $ 9,270
                                               -------        -------
                                               -------        -------

Deferred tax liabilities:
    Property, plant and equipment              $ 8,802        $15,751
    Timber                                         593          8,230
    Post retirement benefits                    (4,772)        (7,187)
    Long-term asbestos assets and reserve        3,243           (144)
    State taxes                                    270         (1,142)
    Contingent liabilities                       7,243          7,323
    Other                                       (1,518)        (3,391)
                                               -------        -------
    Total deferred tax liabilities             $13,861        $19,440
                                               -------        -------
                                               -------        -------


FOREIGN CURRENCY TRANSLATION

       The functional currency of the majority of Fibreboard's foreign operations is the applicable local currency. Translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for sales and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustment is reflected as a component of stockholders' equity.

2.          RECEIVABLES

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLAR AMOUNTS IN THOUSANDS)



                                                      DECEMBER 31
                                                 --------------------

                                                 1995           1994
                                                 ----           ----

       Trade receivables                       $47,752        $31,476
       Less reserves for bad debts              (2,560)        (2,010)
       Other receivables                         3,007          1,747
                                               -------        -------
                                               $48,199        $31,213
                                               -------        -------
                                               -------        -------


3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                     DECEMBER 31
                                                 -------------------

                                                 1995           1994
                                                 ----           ----

Accounts payable                               $27,948        $20,642
Accrued pension expense                          4,417          4,518
Salaries and wages payable                       9,089          6,892
Taxes other than income taxes                    2,205          2,520
Workers compensation                             5,965          6,330
Environmental reserves                           6,402          1,822
Other                                            7,940         10,515
                                               -------        -------

                                               $63,966        $53,239
                                               -------        -------
                                               -------        -------


       The December 31, 1995 environmental reserve balance includes $5,000 which was recorded upon the sale of the Wood Products Group to indemnify the acquirer for specified adverse environmental conditions which may have occurred prior to September 25, 1995. The acquirer of the Wood Products Group has made no significant claim impacting the reserve since the date of the sale.

       Fibreboard is self-insured for the majority of its workers compensation benefits. Workers compensation expense was $1,981, $1,410 and $268 in 1995, 1994 and 1993 based on actual and estimated claims incurred.

4.     NOTES PAYABLE

       In 1994, Fibreboard had a $5,000 operating line of credit dedicated for the seasonal cash needs of its resort operations. The facility was replaced in 1995 with a $30,000 credit facility described in Note 5.

       Fibreboard's Canadian subsidiary has a $6,000 operating line of credit at prime plus 1/4% (7.65% at December 31, 1995) guaranteed by a letter of credit drawn against Fibreboard's $125,000 credit facility which is described in Note
5. Fibreboard has a commitment from a bank to provide a $15,000 operating line of credit, which will replace this facility. Borrowings will have interest at LIBOR plus 0.45% to 0.90%. This facility will be secured by substantially all the assets of the Canadian subsidiary. Fibreboard expects to finalize this facility during the first quarter of 1996.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLAR AMOUNTS IN THOUSANDS)


5.     LONG-TERM DEBT

       Fibreboard's long-term debt not associated with asbestos consists of the following:


                                                                                 DECEMBER 31
                                                                       ------------------------------
                                                                          1995                 1994
                                                                         ------               -----

Revolving credit facility interest at LIBOR + 0.45% to 0.925%
(6.39% at December 31, 1995), secured by machinery
and equipment, receivables and inventories of Fibreboard
and certain subsidiaries                                               $  5,000            $ 86,000

Reducing revolving credit facility, interest at LIBOR
+ 1.0% to 1.375% secured by the assets of
Fibreboard's resort subsidiaries                                             --               6,700

Term loan, interest at prime plus 1/2%, secured
by the assets of a resort subsidiary                                         --               4,500

Pollution control project revenue bonds,
6.6%, payable annually through 1999, unsecured                            4,870               5,905

Other debt--6.8% to 10.7% payable in
varying amounts                                                             841                 233
                                                                       --------            --------
                                                                         10,711             103,338
   Less:  Current portion                                                (1,346)             (2,045)
                                                                       --------            --------
                                                                       $  9,365            $101,293
                                                                       --------            --------
                                                                       --------            --------


       Required repayment of long-term debt is as follows:


                      YEAR ENDING
                      DECEMBER 31
                      -----------
                        1996                        $ 1,346
                        1997                          1,306
                        1998                          1,621
                        1999                          1,438
                        2000                          5,000
                                                    -------

                                                    $10,711
                                                    -------
                                                    -------


       Fibreboard has entered into an agreement under which it will receive an interest payment on $50,000 to the extent LIBOR exceeds 7.5% for the period November 1995 through October 1996. The cost of this transaction will be recognized during 1996.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

       Fibreboard has notes receivable with terms and payment dates which are substantially identical to $4,870 of revenue bonds included in the above table. Payments under these notes are as follows:

                   YEAR ENDING
                   DECEMBER 31
                   -----------
                     1996                             $ 1,105
                     1997                               1,175
                     1998                               1,255
                     1999                               1,335
                                                      -------
                                                      $ 4,870
                                                      -------
                                                      -------


       Fibreboard obtained a $175,000 revolving credit facility in 1994. Initial borrowings were used to replace a prior credit facility, repay certain term loans and fund a portion of the purchase of Norandex Inc.
(see Note 13). In conjunction with the sale of the wood products business, the facility was reduced to $125,000. The facility expires September 30, 2000 unless the maturity date is extended by Fibreboard and its lenders. Proceeds may be used for general corporate purposes and acquisitions.
Amounts available aggregated $108,761 at December 31, 1995. This facility was amended subsequent to December 31, 1995 to increase the maximum commitment to $150,000 in the form of a five year, $25,000 term loan. The term loan bears interest at the same rate as the existing facility.

       Fibreboard's resort operations reducing revolving credit facility provides for maximum availability of $30,000. Subsequent to December 31, 1995, this facility was increased to $40,000. Maximum availability reduces to $37,471 on April 30, 1996, $34,943 on April 30, 1997, $32,872 on October
30, 1997, $28,272 on April 30, 1998 and $23,672 on April 30, 1999 with any remaining outstanding amounts due May 31, 2000.

       Fibreboard's loan agreements contain various financial covenants, the most restrictive of which impose limitations on dividends and other distributions and require the maintenance of minimum levels of net worth and certain coverage ratios. At December 31, 1995, these covenants were met.

       Fibreboard's asbestos related long-term debt consists of the following and is due upon conclusion of the asbestos bodily injury insurance coverage litigation. In the event Fibreboard prevails in the insurance coverage litigation, the amounts will be repaid from insurance proceeds.

                                                             DECEMBER 31
                                                       ---------------------
                                                        1995           1994
                                                        -----          -----

         Amounts advanced under reimbursement
           agreement, interest at prime minus 2%
           (6.75% at December 31, 1995)                $23,711       $22,360

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

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

NOTES PAYABLE TO BANKS

Carrying amount approximates fair value based on current rates offered to the corporation for similar debt.

LONG-TERM DEBT

Fair market value is estimated by discounting the future cash flows using the current rates at which similar debt could be placed.

The estimated fair values of financial instruments are as follows:


                                                         1995                      1994
                                                ---------------------      --------------------
                                                Carrying        Fair       Carrying      Fair
                                                 Amount         Value       Amount       Value
                                                 ------         -----       ------       -----
Financial assets:
 Cash and short-term investments              $ 14,581      $14,581     $ 10,735     $ 10,735
 Notes receivable                               12,628       12,784       13,768       14,087
 Interest rate instruments                         292           --          350          841

Financial liabilities:

 Notes payable to banks                       $  1,423     $  1,423     $     --     $     --
 Long-term debt                                 10,711       10,770      103,338      101,907



       Fibreboard's consolidated balance sheets include financial instruments resulting from the asbestos-related litigation, asbestos costs to be reimbursed, asbestos claims settlement obligations and asbestos-related long-term debt. These are unique financial instruments. Consequently, these instruments are not traded nor is it likely a willing buyer could be found for them. Therefore, it is not practicable to estimate a market value. The balance sheets as of December 31, 1995 and 1994 reflects asbestos costs to be reimbursed of $827,865 and $810,454, asbestos claims settlements of $811,952 and $795,365 and asbestos-related long-term debt of $23,711 and $22,360.


7.     PENSION PLANS

       Fibreboard has pension plans covering substantially all employees. Contributions to defined benefit plans are based on actuarial calculations of amounts necessary to cover current cost and amortization of prior service costs. All defined benefit plan participants' benefits have vested and been frozen. Contributions to defined contribution plans are nondiscretionary and based on varying percentages of eligible compensation for the year.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

       The status of Fibreboard's defined benefit pension plans at December 31, 1995 and 1994 is as follows:


                                                Assets      Accumulated        Accumulated
                                                exceed       benefits            benefits
                                              accumulated     exceed              exceed
                                                benefits      assets              assets

                                                  DECEMBER 31, 1995         DECEMBER 31, 1994
                                              -------------------------     -----------------

Vested benefit obligation                       $ 8,602       $ 70,986            $ 73,674
                                                --------      ---------          ---------
                                                --------      ---------          ---------

Accumulated benefit obligation                  $ 8,602       $ 73,714            $ 76,503
                                                --------      ---------          ---------
                                                --------      ---------          ---------

Projected benefit obligations                   $ 8,602       $ 73,714            $ 80,977
Plan assets                                       9,117         59,101              55,336
                                                --------      ---------          ---------

     Projected benefit obligations in
      excess of (less than)
      plan assets                                   515        (14,613)            (25,641)
Unrecognized obligation at transition                --          1,086               1,206
Unrecognized net loss in past service              (338)         2,334               7,318
Adjustment required to recognize
  minimum liability                                  --         (3,420)             (8,889)
                                                --------      ---------          ---------

   Prepaid pension cost
      (pension liability)                       $    177      $(14,613)           $(26,006)
                                                --------      ---------          ---------
                                                --------      ---------          ---------



       Of the accrued expense, $4,417 and $4,518 is included in accounts payable and accrued liabilities in 1995 and 1994 (Note 3).

       The actuarial assumptions used to determine accrued pension expense and the funded status of the plans for 1995 were: 8.25% discount rate (net pension expense) 7.5% discount rate on funded status and 8% expected long-term rate of return on plan assets. The assets of the plan at December 31, 1995 and 1994 consist of bonds, both corporate and government, stocks, cash and cash equivalents.

       As required by Statement of Accounting Standards No. 87, Employers' Accounting for Pensions, Fibreboard has recognized a minimum pension liability associated with its frozen defined benefit plan. As a result, Fibreboard recorded an after tax reduction in equity of $1,400 at December 31, 1995 and $4,571 at December 31, 1994.

       Pension expense for 1995, 1994 and 1993 included the following components:

                                                   YEAR ENDED DECEMBER 31
                                                   -----------------------
                                                   1995      1994     1993
                                                   ----      ----     ----

    Benefits earned by employees                 $   904   $   296   $   --
    Interest cost on projected
       benefit obligation                          6,380     5,774     5,489
    Return on plan assets                        (15,336)      433    (5,832)
    Net amortization and deferral                 11,208    (4,659)    1,729
    Curtailment gain                              (1,384)       --        --
                                                 --------   -------   -------

    Net pension cost of defined
       benefit plans                               1,772     1,844     1,386
    Contributions to defined contribution
       pension plans for continuing operations     1,330       971       731
                                                 --------   -------   -------

    Net pension expense                          $ 3,102   $ 2,815   $ 2,117
                                                 --------   -------   -------
                                                 --------   -------   -------


                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


       On December 31, 1995, Fibreboard's Norandex subsidiary with a defined benefit pension plan with assets in excess of obligations was frozen, resulting in a curtailment gain of $4,762. The assets of the plan were merged with Fibreboard's other defined benefit pension plan. Of the curtailment gain, $3,378 was utilized to reduce goodwill and $1,384 to reduce 1995 pension expense.

8.     NON-PENSION POST-RETIREMENT BENEFITS

       The status of Fibreboard's non-pension post retirement benefits which are primarily available to certain collective bargaining units of facilities which have been sold at December 31, 1995 and 1994 are as follows:


                                                       Year Ended December
                                                      ---------------------
Net Periodic Post-Retirement Benefit Cost               1995          1994
-----------------------------------------              ----          ----

    Interest cost                                     $   94          $ 176
    Net other                                           (182)        (1,456)
                                                      -------       --------
    Total                                             $  (88)       $(1,280)
                                                      -------       --------
                                                      -------       --------


Accrued Benefit Cost

    Accumulated post-retirement benefit obligation
      Retirees                                        $  976        $ 1,331
      Eligible actives                                   219            267
      Other active plan participants                      28            163
                                                      -------       --------
                                                       1,223          1,761
    Unrecognized net gain                               (595)          (360)
                                                      -------       --------
    Total                                             $1,818         $ 2,121
                                                      -------       --------
                                                      -------       --------



       Amounts recorded in 1994 as net other includes a gain of $1,164 from the resolution of a post retirement benefit obligation of facilities sold in 1988.

       An 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996. The cost trend rate was assumed to decrease slightly until 2001 at which time the rate was assumed to stabilize at 6%. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post retirement benefit obligation as of December 31, 1995 by $33 and increase the aggregate of the service and interest cost components of net periodic post retirement cost for the year then ended by $5. The weighted average discount rate used in determining the accumulated post retirement benefits was 7.5% while 8.25% was used to determine the 1995 post-retirement benefit cost.

9.     STOCK OPTION AND STOCK PURCHASE PLANS

       Fibreboard has a stock option and rights plan for certain officers, directors and key employees. The plan provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock awards. Awards under the plan are determined by the compensation committee of the Board of Directors. The maximum number of shares available for award under the plan is 1,600,000. Option prices are set by the committee. Option prices for grants must be at least 85% of the fair market value on the date of grant. The time limit within which options may be exercised and other exercise terms are fixed by the committee. At December 31, 1995, 31,060 shares were available for awards under this plan.

       In 1995, Fibreboard adopted a new stock incentive plan, under which a maximum of 500,000 shares are available for grants of stock options, stock appreciation rights, stock unit and restricted stock awards. In addition, any shares which remain available for award under the existing plan, or which become available in the future through forfeiture or cancellation, will be added to shares available under the new plan. Options to purchase 123,500 shares at $21.38 have been awarded under this plan. The plan is subject to shareholder approval at the 1996 annual meeting. Awards are determined by the committee; however, no option may be granted at an exercise price less than 100% of market value on the grant date nor may any individual receive stock option or stock appreciation right grants in any year covering more than 200,000 shares.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


       When stock options are exercised, the proceeds (including any tax benefits to Fibreboard resulting from the exercise) are credited to the appropriate common stock and additional paid-in capital accounts. Compensation related to restricted stock awards and certain option grants (measured at the grant date) is recognized as expense over the term of the related award.

Information about Fibreboard's stock incentive plans is summarized below:

                                                             Restricted
                                              Options       Stock Units
                                              -------       -----------



    Outstanding at December 31, 1992        1,110,100         60,000
    Granted at $5.97-$12.07 per share          24,000         30,000
    Exercised at $2.03-$6.59 per share       (122,700)            --
    Cancelled                                 (12,600)            --
                                            ----------      ---------
    Outstanding at December 31, 1993          998,800         90,000
    Granted at $12.69-$14.94 per share         24,000         26,000
    Exercised at $0.94-$6.59 per share         (9,500)       (46,000)
    Cancelled                                  (6,000)            --
                                            ----------      ---------
    Outstanding at December 31, 1994        1,007,300         70,000
    Granted at $21.38-$24.00 per share        147,500             --
    Exercised at $1.63-$3.53 per share       (222,800)       (14,000)
    Cancelled                                      --         (4,800)
                                            ----------      ---------
    Outstanding at December 31, 1995          932,000         51,200
                                            ----------      ---------
                                            ----------      ---------

    Shares exercisable at December 31,
                     1995                     784,500             --
                     1996                      65,167         30,000
                     1997                      41,167         21,200
                     1998                      41,166             --


       Option awards for 132,000 shares include limited stock appreciation rights for a like number of shares. Each limited stock appreciation right entitles the holder, in certain limited circumstances, to surrender the underlying option in exchange for cash equal to the difference between fair market value at the date of surrender and the option price for such shares.

       In addition, Fibreboard has an employee stock purchase plan. The plan allows employees to purchase Fibreboard stock with an aggregate purchase price of up to 15% of the employee's base salary at the beginning of each purchase period. The purchase price is set by the committee, but cannot be less than the lesser of 85% of fair market value at the beginning of each purchase period or 85% of fair market value at the actual purchase date. The maximum number of shares issuable under the plan is 500,000. During 1995, 1994 and 1993, no shares of Fibreboard stock were sold to employees under this plan. At
December 31, 1995, 246,532 shares remain available for issuance under this plan.

       Fibreboard has a long-term equity incentive plan, which provides for awards of phantom stock units. Each phantom stock unit entitles the grantee to a cash payment equal to the fair market value of one share of Fibreboard common stock at the maturity date less the fair market value on the grant date. At December 31, 1995, 376,000 phantom stock units had been awarded with grant prices of $13.75 to $15.00 per share, which mature 158,000 units in 1996 and 218,000 units in 1997. During 1995, cash payments of $808 were made in satisfaction of 94,800 phantom stock units.

       Compensation expense recognized for these plans was $3,298, $129 and $1,039 in 1995, 1994 and 1993.

10.    PREFERRED STOCK PURCHASE RIGHTS

       In 1988, Fibreboard implemented a stockholder rights plan and distributed to stockholders one preferred share purchase right for each share of Fibreboard common stock then outstanding. Under

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


the rights plan, as amended in 1994, each right entitles the registered holder to purchase from Fibreboard 1/200th of a share of Series A Junior Participating Preferred Stock at an exercise price of $53 per 1/200th share, subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 15% or more of Fibreboard's then outstanding common shares. The rights, which do not have voting rights, expire in February 2004 and may be redeemed in whole by Fibreboard, at its option, at a price of $.01 per right prior to the expiration or exercise of the rights.

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

11.     COMMITMENTS

  Fibreboard leases certain office and warehouse space and machinery and equipment under operating leases. Minimum lease payments for the next five years are as follows:


                                                 Year Ending
                                                 December 31
                                                  -----------
                                              1996    $  8,500
                                              1997       7,220
                                              1998       5,808
                                              1999       4,175
                                              2000       3,344
                                                        -------
                                                       $29,047
                                                        -------
                                                        -------


  In addition, Fiberboard leases property from the U.S. Forest Service for two of its resort operations. Lease payment terms are based on a percentage of revenues. Total rent expense of continuing operations for all operating leases amounted to $11,184, $4,646 and $1,581 in 1995, 1994 and 1993.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

12. INDUSTRY SEGMENT INFORMATION

      Information about Fibreboard's industry segments is set forth below.

                                                    YEAR ENDED DECEMBER 31
                                        ---------------------------------------------
                                          1995              1994               1993
                                          ----              ----               ----
Outside sales
   Building products:
       Residential                   $  276,180       $   85,607          $       --
       Industrial                        59,671           56,376              49,215
                                      ----------       ----------          ----------
   Total building products              335,851          141,983              49,215
   Resort operations                     44,955           41,413              25,501
                                      ----------       ----------          ----------
Consolidated                         $  380,806       $  183,396          $   74,716
                                      ----------       ----------          ----------
                                      ----------       ----------          ----------

Operating profit
   Building products:
       Residential                   $   18,031       $    8,096          $       --
       Industrial                         7,694            6,452               5,382
                                      ----------       ----------          ----------
   Total building products               25,725           14,548               5,382
   Resort operations                      8,262            8,020               2,325
                                      ----------       ----------          ----------
Total operations                         33,987           22,568               7,707

Unallocated expense, net                 (7,016)          (7,425)             (8,299)
Interest expense                         (6,476)          (4,931)             (3,575)
Interest and other income                 3,101            3,697               5,551
                                      ----------       ----------          ----------
Income from continuing operations
  before income taxes                $   23,596       $   13,909          $    1,384
                                      ----------       ----------          ----------
                                      ----------       ----------          ----------

Identifiable assets
   Building products:
       Residential                   $  216,542       $  147,066          $       --
       Industrial                        27,715           27,268              25,831
                                      ----------       ----------          ----------
   Total building products              244,257          174,334              25,831
   Resort operations                     68,726           39,536              36,100
   Discontinued operations, net              --          109,242             149,310
   Unallocated assets                    46,573           45,065              43,877
   Asbestos-related assets              830,064          812,347             969,136
                                      ----------       ----------          ----------
           Total assets              $1,189,620       $1,180,524          $1,224,254
                                      ----------       ----------          ----------
                                      ----------       ----------          ----------

Identifiable assets
   U.S.                              $1,143,045       $1,180,524          $1,224,254
   Canada                                43,481               --                  --
   Other                                  3,094               --                  --
                                      ----------       ----------          ----------
                                     $1,189,620       $1,180,524          $1,224,254
                                      ----------       ----------          ----------
                                      ----------       ----------          ----------


                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


                                            YEAR ENDED DECEMBER 31
                              -------------------------------------------------
                                  1995              1994               1993
                                  ----              ----               ----
Depreciation and amortization
  Building products:
      Residential              $  6,303         $  1,815           $      --
      Industrial                    867              788               1,041
                                --------         --------           ---------
  Total building products         7,170            2,603               1,041
  Resort operations               5,707            3,447               2,514

Capital expenditures
  Building products:
      Residential (1)            15,913           28,628                  --
      Industrial                    484              327                 324
                                --------         --------            --------
  Total building products        16,397           28,955                 324
  Resort operations (2)          27,301            6,229              17,794


(1)  Includes acquisition assets of $11,865 and $28,043 in 1995 and 1994.
(2)  Includes acquisition assets of $20,283 and $12,981 in 1995 and 1993.


13.  ACQUISITIONS AND DISPOSITIONS

        In August 1994, Fibreboard acquired the stock of Norandex Inc., a manufacturer and distributor of residential exterior building products, for $119,894 in cash including acquisition costs. The acquisition, which was accounted for as a purchase, resulted in $62,836 of goodwill which will be amortized over 30 years. Norandex operating earnings have been included in Fibreboard's consolidated statement of income since the date of acquisition.

        On November 30, 1995, Fibreboard acquired the stock of Vytec Corporation, a Canadian manufacturer of exterior vinyl siding products, for $38,576 in cash including acquisition costs. The acquisition, which was accounted for as a purchase, resulted in $19,918 of goodwill which will be amortized over 30 years. Vytec operating earnings have been included in Fibreboard's consolidated statement of income since the date of acquisition.

        The following unaudited table presents the pro forma combined results of Fibreboard, Norandex and Vytec assuming Norandex was acquired on January 1, 1993 and assuming Vytec was acquired on January 1, 1994.


                                              YEAR ENDED DECEMBER 31
                                           ----------------------------
                                       1995             1994            1993
                                       ----             ----            ----
Net sales                           $424,472         $370,717        $267,347

Income from continuing operations     14,190           13,108           7,587

Earnings per share from continuing
operations:
  Primary                               1.58             1.46             .86
  Fully diluted                         1.58             1.46             .85


        The pro forma results include only adjustments necessary to 1) reflect the allocation of the purchase price resulting in changes in depreciation and amortization; 2) recognize the interest cost associated with the purchase; 3) adjust sales to reflect intercompany sales between Vytec and Norandex; and 4) recognize the income tax effects of these adjustments.


        Because the pro forma results include only the adjustments indicated above, they should not be considered indicative of the results that would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. No attempt has been made to quantify

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

in the pro forma results additional costs which may be incurred as a result of the combination, even though certain costs are expected to increase.

        In July 1993, Fibreboard acquired the net assets of Sierra Ski Ranch, a ski facility located in the Lake Tahoe region of northern California, for $13,054 in cash. The acquisition was accounted for as a purchase of assets. The ski area was subsequently renamed Sierra-at-Tahoe.

        On October 23, 1995, Fibreboard acquired the net assets of Bear Mountain, a ski and golf facility located in southern California, for $20,604 in cash. The acquisition was accounted for as a purchase of assets.

        During 1995, Fibreboard acquired the net assets of 23 building products distribution branches for $22,764 in cash. These acquisitions resulted in $9,913 of goodwill which will be amortized over 30 years.

        On September 25, 1995, Fibreboard sold substantially all of its wood products related assets for $238,994 cash, net of purchase price adjustments, and recorded a pre-tax gain of $121,245 ($77,813 net of income taxes). Retained balances primarily include notes receivable from prior assets sales, a former plant site and nominal timberlands adjacent to Fibreboard's Northstar Resort facility. Fibreboard also retained liabilities for workers compensation claims that arose prior to September 25, 1995 and established a $5,000 reserve for future environmental costs related to wood products activities prior to the sale. As a result of the sale, Fibreboard has restated its financial statements to reflect the wood products operations as discontinued.

        The net assets of discontinued operations at December 31, 1994 are summarized as follows:

              Current assets                   $ 45,770
              Timber and timberlands             27,880
              Property, plant and equipment      40,881
              Other assets                          170
              Current liabilities                (5,459)
                                                --------
                                               $109,242
                                                --------
                                                --------

        Operating results of the discontinued wood products operations were as follows:


                                              1995          1994          1993
                                              ----          ----          ----
      Sales                               $111,750      $180,309      $190,494
      Pre-tax operating profit               5,653        12,670        18,468
      Net operating income                   3,479         7,538        10,896
      Net gain on surplus asset sales           --        11,221            --
      Net gain on disposal                  77,813            --            --


        In July 1994, Fibreboard sold 8,900 acres of non-essential timberlands for $21,500 and realized an $18,858 pre-tax gain ($11,221 net of tax).


14. ASBESTOS-RELATED LITIGATION

CONTINGENT LIABILITY FOR ASBESTOS-RELATED CLAIMS

Overview:

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)

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

    During 1993, Fibreboard and its insurers entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated. Final court approval of these agreements is required. Trial court approval of both settlements was obtained in July, 1995. Both judgments have been appealed, which will potentially delay final approval of the settlements until 1997 or later.

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

Claims Activity:

    Fibreboard has already resolved 158,100 personal injury claims for approximately $1,779,500, not including legal defense costs. Substantially all of the settlements have been achieved through 1) payments by Fibreboard's insurers; 2) assignments of Fibreboard's rights to insurance payments, most of which have been converted to three-party agreements between Fibreboard, its insurer and plaintiffs; or 3) deferring payments pending resolution of the personal injury insurance coverage litigation discussed below. An additional 30,600 claims have been disposed of at no cost to Fibreboard other than legal defense costs. At December 31, 1995, Fibreboard estimates that approximately 48,000 claims have been filed against it which remain unresolved. Approximately 30,600 of these claims were initially filed against Fibreboard on or after August 27, 1993 and will be covered by the Global Settlement, if approved. Fibreboard is unable to determine the exact number of claims that may be filed in the future, although the number is expected to be substantial.

    Fibreboard has achieved excellent results in resolving asbestos-in-buildings actions. At December 31, 1995, of the 152 actions served against it, Fibreboard has been dismissed from 135 (31 of which joined the National Schools class action), settled 8, tried one to a defense verdict and remains a defendant in 8 actions.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


       The following tables illustrate asbestos-related personal injury claims activity for the last three years:

                                        Year Ended December 31
                                        ----------------------
                                  1995           1994           1993
                                  ----           ----           ----

Personal Injury Claims
----------------------
New claims received (1)          20,731          3,500         35,100

Claims disposed
  Settled                        10,672         15,185         27,902
  Dismissed                       3,775          2,685          2,716
  "Green Card" settlements (2)       96            189            429
  Judgments (3)                      --              1             48
  Adjustments (4)                    --          1,366          2,300

Average settlement amount
  per claim settled (5)--
       pre-1959 claims           $   10         $    8         $   12
       post-1959 claims          $   13         $    7         $    4
Claims pending at year end(6)    48,000         41,900         57,800


1. Fibreboard believes new claims received increased during 1993 in anticipation of the Global and Insurance Settlements in 1993 and due to significant year end settlements of outstanding claims in 1992 that included a significant number of unfiled claims incorporated into large group settlements. Of the claims received in 1995, 1994 and 1993, 15,900, 2,900 and 14,600 claims were filed on or after August 27, 1993, and will be covered by the Global Settlement, if approved.

2. Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

3. Judgments represent defense verdicts in favor of Fibreboard, or plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Since 1988, only 42 judgments have resulted in monetary payments, aggregating $8,038. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate discussed below.

4. Often, multiple claims are filed for the same injury. In addition, Fibreboard's claims database was constructed by merging several third-party databases in 1988. During 1993, Fibreboard attempted to identify duplicate claims and remove them from the database. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard anticipates additional future adjustments.

5. These averages are for claims where the initial year of exposure is known.

6. Of the 1995 pending claims, 30,600 were filed on or after August 27, 1993, and will be covered by the Global settlement, if approved.

--------------------------------------------------------------------------------



Insurance Coverage for Personal Injury Claims:

              During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company
(Pacific) (the Insurance Settlement).   In addition,

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required.

       The United States District Court for the Eastern District of Texas approved both settlements in July 1995. Both judgments have been appealed. The Fifth Circuit Court of Appeals has scheduled oral argument of the issues in early March 1996. These appeals, and subsequent appeals, if any, will potentially delay final approval of the settlements until 1997 or later.

       If both the Global Settlement and Insurance Settlement are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. Fibreboard will contribute $10,000 toward a $1,535,000 settlement trust, which it will obtain from other remaining insurance sources and existing reserves.
The Home Insurance company has paid $9,892 into the trust on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. At December 31, 1995, Fibreboard owed the escrow account $221. The remainder of the trust will be funded by Continental and Pacific. The insurers have placed $1,525,000 in an escrow account pending court approval of the settlements. The balance of the escrow account was $1,651,886 at December 31, 1995 after payment of interim expenses associated with the Global Settlement. The trust will be used to compensate "future" plaintiffs, defined as those plaintiffs who had not filed a claim against Fibreboard before August 27, 1993. If the Global Settlement is approved such future plaintiffs only source of compensation will be the trust, as an injunction will be entered prohibiting future claims against Fibreboard or the insurers.

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

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


       By an order of October 19, 1995 the Supreme Court transferred the Fibreboard case back to the Court of Appeal which, after receiving supplemental briefs and perhaps conducting further argument, will review its decision on trigger and other issues in light of MONTROSE CHEMICAL and any other considerations the Court of Appeal deems relevant. After the Court of Appeal reissues a decision, the parties can again petition for review to the California Supreme Court.

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

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


       Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion is based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation.

       As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. Although there likely will be claims filed beyond the end of the decade, these have not been estimated.
During 1995, 1994 and 1993, unreimbursed costs of $1,959, $2,211 and $1,802 were charged against this reserve.

       Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade. However, during 1995, Fibreboard recorded a $4,000 reversal of previously established reserves for anticipated unreimbursable costs as a result of a reduction in its estimate of the amounts which will be needed for such purpose. Fibreboard will continue to reevaluate its estimates and will make adjustments to the effect dictated by changes in the personal injury litigation.

Asbestos-in-Buildings Liabilities:

       At December 31, 1995 Fibreboard was a defendant in 8 asbestos-in-buildings claims. Fibreboard does not believe it is presently possible to reasonably estimate potential liabilities for asbestos-in-buildings claims, if any. Fibreboard believes that its asbestos-containing products, properly used, cause no damage to buildings. Further, Fibreboard can frequently identify its asbestos-containing products and aggressively pursues dismissals of claims where its products are not identified.

       Fibreboard has been named as a defendant in a total of 152 asbestos-in-buildings claims, all but 8 of which have been resolved. To date, Fibreboard has successfully defended these claims or settled the claims for modest amounts compared to the damages sought. Further, although personal injury claims have similar characteristics, the same cannot be said for asbestos-in-buildings claims. Each claim can involve from one to several thousand buildings, each of which may vary as to age, ability to identify various producers products contained in the building as well as the extent of a producer's product present, building use, difficulty of abatement (if required) and so on. Thus, while extrapolation of personal injury claims disposition experience may provide useful information for estimating future personal injury liability, such an
analysis cannot be applied to asbestos-in-buildings claims.   However, based on
its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.


Insurance for Asbestos-in-Buildings Claims:

       Fibreboard has reached final settlements with four of its primary insurers and several of its excess level insurers. The final settlements confirm more than $295,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims. Substantially all of the confirmed insurance remains available.

       Fibreboard is also litigating with its remaining insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims, aggregate approximately $390,000 (including the $295,000 referred to in the prior paragraph), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage, although to date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by primary carriers.

       Fibreboard is seeking a declaration that the underlying asbestos-in-building claims are covered under various insurance policies. Barring settlement, final resolution of the insurance available for

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


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

       During 1992, Fibreboard obtained widespread acceptance of this program to resolve large numbers of pending and not yet filed claims. Most of the assignment agreements have subsequently been converted to three-party agreements among Fibreboard, Continental and the plaintiffs. A 1992 judicial determination in California state court supporting the right of Fibreboard to settle claims via the Insurance Assignment Program was reversed by the appellate court in 1994. However, the issue of the validity of the Insurance Assignment Program has been rendered moot by the three-party agreements discussed above.

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

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLAR AMOUNTS IN THOUSANDS)


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

RESOURCES AVAILABLE FOR ASBESTOS-RELATED COSTS

       Under the terms of the interim agreement, Continental will provide a full defense to Fibreboard on pre-1959 claims and make certain funds available as needed to pay currently due Structured Settlement obligations and other personal injury defense costs for which Fibreboard does not have insurance available during the period pending final approval of the Global and/or Insurance Settlement, or if neither is approved, through the ultimate conclusion
of the insurance coverage appeal, however long that may take.   At December 31,
1995, Fibreboard had approximately  $2,199 in cash on hand restricted for
asbestos-related expenditures.   Fibreboard believes restricted cash on hand,
amounts available under the interim agreement with Continental and amounts available under settlement agreements with Fibreboard's asbestos-in-buildings insurers will be adequate to fund defense and indemnity costs of personal injury and asbestos-in-buildings claims plus any amounts due under current and future Structured Settlement Program settlements.

15.    OTHER LITIGATION AND CONTINGENCIES

       Fibreboard has been named as a potentially responsible party in two separate landfill clean-ups in the state of California, the Operating Industries, Inc. landfill in Monterey Park and the GBF landfill in Pittsburg.
In addition, Fibreboard has been named a defendant in a private party lawsuit seeking to recover costs of clean-up and remediation of the Acme landfill in Martinez, California. In all cases, Fibreboard's former container products division was responsible for materials deposited at the landfills. Fibreboard is attempting to determine its allocable share of investigation and remediation
costs.   The ultimate liability may change upon 1) determination of total costs of remediation and 2) resolution of Fibreboard's allocable share of such costs. Fibreboard has established a reserve against which the costs of study and cleanup, as well as ongoing legal and administrative costs, will be charged. As of December 31, 1995, the reserve had a remaining balance of $1,246.


       Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.

                       Report of Independent Public Accountants


To the Stockholders of Fibreboard Corporation:

       We have audited the accompanying consolidated balance sheets of Fibreboard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fibreboard Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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




                                       Arthur Andersen LLP


San Francisco, California,
February 2, 1996

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




    John D. Roach                                James P. Donohue
    Chairman, President and                      Senior Vice President,
     Chief Executive Officer                      Finance and Administration



    Garold E. Swan
    Vice President and Controller

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                          SELECTED QUARTERLY FINANCIAL DATA
                    (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
                                     (UNAUDITED)




                                                                                     Earnings
                                                   Income                            Per Share
                                                    from                               from              Net
                                       Gross      Continuing          Net            Continuing        Income
 Quarter               Net Sales       Margin     Operations        Income           Operations       Per Share
 -------               ---------       ------     ----------        ------           ----------       ---------

  1995
  ----
  1st                $ 87,414       $ 25,781        $ 3,870        $ 5,645             $ .43          $ .63
  2nd                  87,942         23,413          3,442          4,350               .38            .48
  3rd                 102,284         27,342          3,747         80,353   (1)         .42           8.93
  4th                 103,166         23,344          3,465          5,468   (2)         .39            .62
                     --------       --------       --------       --------

  TOTAL              $380,806        $99,880        $14,524        $95,816              1.62          10.67
                     --------       --------       --------       --------
                     --------       --------       --------       --------


  1994
  ----
  1st                $ 38,220       $ 13,341       $  4,558        $ 7,458              $.51          $ .83
  2nd                  15,657          3,370            462          2,105               .05            .23
  3rd                  38,707          9,758          1,418         13,015   (3)(4)      .16           1.45
  4th                  90,812         24,066          1,838          4,457   (3)         .21            .50
                     --------       --------       --------       --------

  TOTAL              $183,396        $50,535        $ 8,276        $27,035               .92           3.01
                     --------       --------       --------       --------
                     --------       --------       --------       --------



(1) Includes a net gain on the sale of the wood products group of $75,897.
(2) Includes an adjustment on the sale of the wood products group of $1,916 net of tax.
(3) Includes the results of operations of Norandex Inc. acquired on August 31, 1994.
(4) Includes an after tax gain of $11,221 on surplus asset sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the Directors of Fibreboard is incorporated herein by reference from "Election of Directors" and "Directors Not Standing for Election" of Fibreboard Corporation's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1996. See also "Executive Officers of the Registrant" in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference from "Compensation of Directors" and "Executive Compensation" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from "Security Ownership of Management and Principal Stockholders" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED IN THIS REPORT.

         1.  Index to Financial Statements and Supplementary Data.  See page
         18.
         2.  Index to Financial Statement Schedules.  See page 53.
         3.  The following exhibits are filed as part of this Form 10-K:

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

10.3.2 Amendment No. 2 to the Fibreboard Corporation Restated 1988 Employee Stock Option and Rights Plan, dated as of May 19, 1995 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995).

10.4 Form of Fibreboard Corporation Profit Sharing 401(k) Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

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

10.5.2 Amendment No. 1 to the Fibreboard Corporation 1988 Employee Stock Purchase Plan, dated as of May 19, 1995 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.6 Agreement of Compromise, Settlement and Release dated May 27, 1987, between Fibreboard Corporation and The Home Insurance Company (incorporated herein by reference from Fibreboard Corporation's Registration Statement on Form 10 dated May 23, 1988, as amended on June 28, 1988).

10.6.1 Agreement dated February 6, 1995 between Fibreboard Corporation and The Home Insurance Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

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

10.13* Amended and Restated Employment Agreement dated January 1, 1995 between Fibreboard Corporation and John D. Roach (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Third Amended and Restated Credit Agreement dated February 6, 1996 among Fibreboard Corporation, as Borrower, Certain Commercial Lending Institutions and Bank of America National Trust and Savings Association, as Administrative Co-Agent, and NationsBank N.A. as Documentation Co-Agent.

10.15 Stock Purchase Agreement among Noranda Aluminum, Inc., Norandex Inc. and Fibreboard Corporation dated as of August 31, 1994 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated August 31, 1994).

10.16*        Form of Officer Severance Agreement dated December 11, 1995.

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

10.19* Amended and Restated Fibreboard Corporation Supplemental Retirement Plan (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

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

10.24 Settlement Agreement among Fibreboard Corporation, Continental Casualty Company and Ness, Motley, Loadholt, Richardson & Poole and certain affiliated law firms dated as of August 5, 1993 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
              1993).

10.25 Asset Purchase and Sale Agreement dated September 6, 1995 among Sierra Pacific Industries, Fibreboard Box & Millwork Corporation and Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated September 25, 1995).

10.25.1 Amendment No. 1 to the Asset Purchase and Sale Agreement dated September 6, 1995 among Sierra Pacific Industries, Fibreboard Box & Millwork Corporation and Fibreboard Corporation (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated September 25, 1995).

10.26 Agreement between Fibreboard Corporation and Continental Casualty Company dated April 9, 1993 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated April 9, 1993).

10.27 Agreement to Amend, Consolidate and Lend dated May 31, 1995 between First Interstate Bank of Nevada, N.A., as lender, and Sierra-at-Tahoe and Trimont Land Company, as borrowers (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
              1995).

10.27.1 Amendment No. 1 to the Agreement to Amend, Consolidate and Lend, dated as of November 22, 1995 among First Interstate Bank of Nevada, N.A., Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

10.27.2 Amendment No. 2 to the Agreement to Amend, Consolidate and Lend, dated as of January 30, 1996 among First Interstate Bank of Nevada, N.A., Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

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

10.30.1 Amendment No. 1 to the Global Settlement Agreement, dated December 15, 1994, by and among The Settlement Class, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company, Pacific Indemnity Company and the Trustees of the Fibreboard Asbestos Compensation Trust (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

10.30.2 Amendment No. 2 to the Global Settlement Agreement, dated February 6, 1995, by and among the Settlement Class, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

10.30.3 Amendment No. 1 to the Escrow Agreement, dated February 6, 1995, by and among Continental Casualty Company, Pacific Indemnity Company, Fibreboard Corporation and The First National Bank of Chicago (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

10.31 Agreement dated March 1994 among Representative Plaintiffs, Fibreboard Corporation, Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1994).

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

10.33.1* Amendment No. 1 to the Fibreboard Corporation Long-Term Equity Incentive Plan, dated as of May 19, 1995 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.34 Asset Purchase Agreement dated October 6, 1995 among Bear Mountain, Inc., Fibreboard Corporation, Bear Mountain Ltd. and S-K-I Ltd. (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.34.1 Amendment No. 1 to Asset Purchase Agreement dated October 6, 1995 among Bear Mountain, Inc., Fibreboard Corporation, Bear Mountain Ltd. and S-K-I Ltd. (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.35 Agreement dated November 30, 1995 among Andrew M. Spriet, et al, 1155714 Ontario Inc. and Fibreboard Corporation regarding the purchase and sale of Vytec International Corporation (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated November 30, 1995).

10.36 Fibreboard Corporation 1995 Stock Incentive Plan effective as of November 28, 1995.

21.           Fibreboard Corporation Subsidiaries.

23.           Consent of Arthur Andersen LLP.

27            Financial Data Schedule.

           * Denotes management contract or compensation plan identified pursuant to Item 14(a)(3) of Form 10-K.


 (b) REPORTS ON FORM 8-K

   The following Current Report on Form 8-K was filed during the period October 1, 1995 to December 31, 1995:

       Date            Event Reported
   ---------------     ---------------------------------------------------------

   November 30, 1995    Fibreboard's purchase of the stock of Vytec Corporation.


                 INDEX TO FINANCIAL STATEMENT SCHEDULES
            TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

Schedule                                                        Page
--------                                                         ----
III    Valuation and qualifying accounts for each of the three     54
          years in the period ended December 31, 1995.

       Report of independent public accounts on financial          55
          statement schedules.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31
                                   (000's Omitted)

COLUMN A                  COLUMN B       COLUMN C       COLUMN D                        COLUMN E
--------                  --------       --------       --------                        --------
                                         ADDITIONS
                          BALANCE AT     CHARGED TO     UNCOLLECTIBLE
                          BEGINNING      COSTS AND      ACCOUNTS                        BALANCE AT
DESCRIPTION               OF PERIOD      EXPENSES       WRITTEN OFF       OTHER (a)     END OF PERIOD
-----------               ---------      --------       -----------       ---------     -------------
1993
----
Reserve for:
Doubtful accounts               504         362             (451 )             --             415

Asbestos related costs       21,297          --               --           (1,802 )        19,495

1994
----
Reserve for:
Doubtful accounts               415         378             (174 )          1,391           2,010
Asbestos related costs       19,495          --               --           (2,211 )        17,284

1995
----
Reserve for:
Doubtful accounts             2,010       1,050             (931 )            431           2,560
Asbestos related costs       17,284      (4,000 )              --          (1,959 )        11,325

-----------------
(a) Consists of reserve for doubtful accounts of acquired company and asbestos related payments

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENTS SCHEDULES


To the Stockholders of
Fibreboard Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fibreboard Corporation included in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the significant uncertainty surrounding the asbestos claims that have been filed against the Company as discussed in Note 14 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  ARTHUR ANDERSEN LLP



San Francisco, California
February 2, 1996

                                      SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIBREBOARD CORPORATION
                                  (Registrant)



Dated:  March 25, 1996            By:  /s/  John D. Roach
                                       --------------------
                                       John D. Roach
                                       Chairman, President and
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

NAME                                 TITLE                       DATE
------------------------------       --------------------        -----------


/s/  John D. Roach                   Chairman, President,        March 25, 1996
--------------------------            Chief Executive Officer
John D. Roach                         and Director (Principal
                                      Executive Officer)


/s/  James P. Donohue                Senior Vice President,      March 25, 1996
------------------------              Finance and Adminis-
James P. Donohue                      tration and Chief
                                      Financial Officer
                                      (Principal Financial Officer)


/s/  Garold E. Swan                  Vice President and          March 25, 1996
--------------------------            Controller (Principal
Garold E. Swan                        Accounting Officer)


/s/  Philip R. Bogue                 Director                    March 25, 1996
----------------------------
Philip R. Bogue

NAME                                 TITLE                       DATE
-------------------------------      --------------------        -----------


/s/  William D. Eberle               Director                    March 25, 1996
----------------------------
William D. Eberle



/s/  G. Robert Evans                 Director                    March 25, 1996
----------------------------
G. Robert Evans



/s/  George B. James                 Director                    March 25, 1996
----------------------------
George B. James



/s/  John W. Koeberer                Director                    March 25, 1996
----------------------------
John W. Koeberer



/s/  James F. Miller                 Director                    March 25, 1996
----------------------------
James F. Miller