Form 10-Q
period 1996-03-31
FIBREBOARD CORP /DE
filed 1996-05-15
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


(MARK ONE)
   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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


                                 Not Applicable
                                ----------------
               (Former name, former address or former fiscal year,
                          if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __XXX__. No _______.

  As of the close of business on May 6, 1996, the registrant had outstanding 8,448,704 shares of common stock.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

  The following unaudited financial statements are filed as part of this report:

Financial Statement Title                                        Page
- -------------------------                                        ----
Consolidated statements of income for the three months
ended March 31, 1996 and 1995                                      3

Consolidated balance sheets as of March 31, 1996
and December 31, 1995                                              4

Consolidated statements of cash flows for the three
months ended March 31, 1996 and 1995                               6

Notes to consolidated financial statements                         7

                  FIBREBOARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands Except Per Share)
                                 (Unaudited)

                                                               Quarter
                                                            Ended March 31
                                                         -------------------
                                                          1996         1995
                                                        --------      -------
Net sales                                               $111,112      $87,414
Cost of sales                                             77,806       61,633
                                                        --------      -------
Gross margin                                              33,306       25,781

Selling and administrative expenses                       24,340       17,861
                                                        --------      -------
Operating income                                           8,966        7,920
Interest expense                                            (622)      (1,896)
Interest and other income                                    284          426
                                                        --------      -------
Income from continuing operations before
  income taxes                                             8,628        6,450
Income taxes relating to continuing operations            (3,451)      (2,580)
                                                        --------      -------
Income from continuing operations                          5,177        3,870
Income from discontinued operations, net of tax              --         1,775
                                                        --------      -------
Net income                                              $  5,177      $ 5,645
                                                        --------      -------
                                                        --------      -------
Earnings per share:
  Income from continuing operations                        $0.58        $0.43
  Income from discontinued operations                        --           .20
                                                           -----        -----
Net income per share                                       $0.58        $0.63
                                                           -----        -----
                                                           -----        -----
Common equivalent shares (thousands)                       8,883        9,008

             FIBREBOARD CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands)

                                           MARCH 31         DECEMBER 31
                                             1996              1995
                                          -----------       -----------
                                          (UNAUDITED)
                             ASSETS

Current assets:

 Cash and cash equivalents                $    41,438       $    12,382
 Receivables                                   49,716            48,199
 Current portion of notes receivable            2,042             7,357
 Inventories                                   62,534            57,905
 Prepaid expenses                               2,683             3,941
 Deferred income taxes                         13,196            13,086
                                           ----------        ----------
 Total current assets                         171,609           142,870

Property, plant and equipment, at cost:
 Land and improvements                         25,685            25,676
 Buildings                                     37,179            37,015
 Machinery and equipment                       92,083            90,534
 Construction in progress                         801               643
                                           ----------        ----------
                                              155,748           153,868
 Accumulated depreciation                     (55,204)          (49,391)
                                           ----------        ----------

Net property, plant and equipment             100,544           104,477
Notes receivable                                6,007             5,271
Goodwill                                       90,211            89,302
Other assets                                   17,176            17,636
                                           ----------        ----------
  Total operating assets                      385,547           359,556

Cash restricted for asbestos costs              3,201             2,199
Asbestos costs to be reimbursed               822,603           827,865
                                           ----------        ----------
 Total assets                              $1,211,351        $1,189,620
                                           ----------        ----------
                                           ----------        ----------


             FIBREBOARD CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands)

                                                  MARCH 31       DECEMBER 31
                                                    1996            1995
                                                -----------      -----------
                                                (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to banks                          $    1,760       $    1,423
 Current portion of long-term debt                    1,344            1,346
 Accounts payable and accrued liabilities            64,843           63,966
 Reserve for asbestos-related costs                   2,700            2,700
                                                 ----------       ----------
   Total current liabilities                         70,647           69,435

Long-term debt                                       29,356            9,365
Reserve for asbestos-related costs                    8,245            8,625
Other long-term liabilities                          11,881           12,730
Deferred income taxes                                13,986           13,861
                                                 ----------       ----------
   Total operating liabilities                      134,115          114,016

Asbestos claims settlements                         807,381          811,952

Long-term debt associated with asbestos              24,020           23,711
                                                 ----------       ----------
   Total liabilities                                965,516          949,679

Minority interest                                       191              185

Commitments & contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 3,000,000
   shares authorized; none issued                        --               --
 Common stock, $.01 par value, 15,000,000
   shares authorized; 8,664,404 and
   8,631,388 shares issued                               86               86
 Additional paid-in capital                          77,640           77,293
 Retained earnings                                  174,745          169,568
 Minimum pension liability adjustment                (1,400)          (1,400)
 Treasury stock, at cost, 215,700 shares             (5,215)          (5,215)
 Foreign currency translation adjustment               (212)            (576)
                                                 ----------       ----------
   Total stockholders' equity                       245,644          239,756
                                                 ----------       ----------
   Total liabilities and stockholders' equity    $1,211,351       $1,189,620
                                                 ----------       ----------
                                                 ----------       ----------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                     Quarter ended March 31
                                                     ----------------------
                                                        1996        1995
                                                        ----        ----
Cash flows from operating activities:
  Net income                                          $ 5,177      $5,645
  Adjustments to reconcile income to net cash
 provided by operating activities:
 Income of discontinued operations                         --      (1,775)
 Depreciation and amortization                          7,596       4,752
 Deferred income taxes                                    (10)        (71)
 Deferred long term benefits                             (129)        814
 Compensation for stock grants                             107         54
 Income applicable to minority interest                      6         --
 Change in working capital                              (1,605)   (10,707)
                                                       --------  --------

  Net cash provided (used) by continuing operations     11,142     (1,288)

Discontinued operations:
 Income of discontinued operations                          --      1,775
 Depreciation, depletion and amortization                   --        827
 Net asset change                                           --      5,290
                                                       --------  --------

 Net cash provided by discontinued operations               --      7,892

Cash flows from investing activities:
 Non-cash net assets of acquired operations             (5,014)      (448)
 Property, plant and equipment changes                  (1,693)    (2,193)
 Reduction in notes receivable                           4,669      1,128
 Decrease (increase) in other assets                       (85)      (452)
                                                       --------  --------

  Net cash used by investing activities                 (2,123)    (1,965)

Cash flows from financing activities:
    New borrowings                                      26,760         --
 Repayment of debt                                      (6,450)   (10,541)
 Employee stock plan transactions                          110        258
                                                       --------  --------

  Net cash provided (used) by financing activities      20,420    (10,283)

  Net cash provided (used) by business activities       29,439     (5,644)

Cash Flows From Asbestos Related Activities:
 Receipts from insurers                                  1,247      1,918
 Structured settlement program activity                   (124)        (4)
 Other asbestos-related cash transactions                 (504)    (1,108)
 Change in cash restricted for asbestos costs           (1,002)    (1,429)
                                                       --------  --------

  Net cash used by asbestos-related activities            (383)      (623)
                                                       --------  --------

  Net increase (decrease) in cash                       29,056     (6,267)
  Cash at beginning of period                           12,382      8,842
                                                       --------  --------

  Cash at end of period                                $41,438     $2,575
                                                       --------  --------
                                                       --------  --------

  Cash Paid During the Period For:
 Interest                                              $   535 $    2,014
 Income taxes                                              471      1,702
  Non-Cash Items:
 Increase in asbestos claims settlements                12,729     86,221
 Payments made to asbestos claimants
  on Fibreboard's behalf                                17,176     36,984

             FIBREBOARD CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollar Amounts in Thousands)
                           (Unaudited)



1. The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Fibreboard management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in Fibreboard's 1995 Annual Report and Form 10-K.

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

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:

                                          March 31     December 31
                                            1996           1995
                                          --------     -----------
   Finished Goods                          $53,206        $49,223
   Raw Materials                             7,873          6,898
   Supplies                                  1,455          1,784
                                           -------        -------
   Total Inventories                       $62,534        $57,905
                                           -------        -------
                                           -------        -------

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

   The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:

                                                 Three Months ended March 31
                                                 ---------------------------
                                                    1996             1995
                                                    ----             ----
   Personal Injury
   ---------------
   New claims received                              2,600            1,800

   Claims disposed
       Settled                                        390            7,914
       Dismissed                                      539            3,019
       "Green Card" settlements (1)                     1               45
       Judgments (2)                                   --               --
       Adjustments (3)                                 29               --

   Average settlement amount per claim settled-4
       pre-1959 claims                             $   22           $   21
       post-1959 claims                                 2                6

   Claims pending at end of period                 49,600           32,600

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

   5. Of the claims pending at March 31, 1996 32,100 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.

- --------------------------------------------------------------------------------

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

   The United States District Court for the Eastern District of Texas approved both settlements in July 1995. Both judgments have been appealed. The Fifth Circuit Court of Appeals heard oral arguments in early March 1996. Decisions are anticipated in the second quarter of 1996. These appeals, and subsequent appeals, if any, could potentially delay final approval of the settlements until 1997 or later.

   If both the Global Settlement and Insurance Settlement are approved, Fibreboard believes its existing and future personal injury asbestos liabilities will be resolved through insurance resources and existing corporate reserves. Fibreboard will contribute $10,000 toward a $1,535,000 settlement trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has paid $9,982 into the trust on behalf of Fibreboard in satisfaction of an earlier settlement. Fibreboard is obligated to pay $221, which includes interest from the settlement date through December 31, 1995 into the escrow if the Global Settlement is approved. The remainder of the trust will be funded by Continental and Pacific. The insurers have placed $1,525,000 in an escrow account pending court approval of the settlements. The trust will be used to compensate "future" plaintiffs, defined as those plaintiffs who had not filed a claim against Fibreboard before August 27, 1993. If the Global Settlement is approved, such future plaintiffs only source of compensation will be the trust, as an injunction will be entered prohibiting future claims against Fibreboard or the insurers.

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

   In January 1994 the California Supreme Court granted review of the decision of the Court of Appeal, but withheld further action until its decision in another case (MONTROSE CHEMICAL CORP. V. ADMIRALS INS. CO.) then pending before the Supreme Court was finalized. On July 3, 1995, the Supreme Court issued a decision in MONTROSE CHEMICAL confirming a trigger of coverage consistent with the trigger the Court of Appeal applied to the Fibreboard policies.

   By an order of October 19, 1995 the Supreme Court transferred the Fibreboard case back to the Court of Appeal which, after reviewing its decision on trigger and other issues in light of MONTROSE CHEMICAL, on April 30, 1996 issued a new decision reaffirming all of the rulings in the Court's initial decision. The parties can now petition again for review by the California Supreme Court.

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

   At March 31, 1996, Fibreboard was a defendant in six asbestos-in-buildings claims. To date, Fibreboard has successfully defended these claims or settled claims for modest amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

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

   Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $10,945 at March 31, 1996.

   Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade. However, during 1995 Fibreboard recorded a $4,000 reversal of previously established reserves for anticipated unreimbursable costs as a result of a reduction in its estimate of the amounts which will be needed for such purpose. Fibreboard will continue to reevaluate its estimates and will make adjustments to the effect dictated by changes in the personal injury litigation.

5. Information about Fibreboard's industry segments is set forth below:

                                                   Quarter
                                                Ended March 31
                                              ------------------
                                               1996        1995
                                              ------      ------
   Outside sales
     Building products:
      Residential                              64,561    45,045
      Industrial                               15,252    17,722
                                             --------   -------
     Total building products                   79,813    62,767

     Resort operations                         31,299    24,647
                                             --------   -------
   Consolidated                              $111,112   $87,414
                                             --------   -------
                                             --------   -------
   Operating profit (loss)
      Building products:
      Residential                            $    317   $  (134)
      Industrial                                1,697     2,812
                                             --------   -------
      Total building products                   2,014     2,678
     Resort operations                          9,253     7,863
                                             --------   -------
   Total operations                            11,267    10,541

   Unallocated expense, net                    (2,301)   (2,621)
   Interest expense                              (622)   (1,896)
   Interest and other income                      284       426
                                             --------   -------
   Income before income taxes                $  8,628   $ 6,450
                                             --------   -------
                                             --------   -------

6. On February 29, 1996, Fibreboard acquired six building products distribution centers in Arkansas, Kansas, Missouri, Oklahoma and Texas for $5,014.

7. Fibreboard amended its $125,000 revolving credit facility in February 1996 to increase availability to $150,000. Fibreboard borrowed the additional $25,000 in the form of a five year term loan with interest at the same rate as the basic facility. In addition, Fibreboard established a $15,000 revolving credit facility in March 1996 to support its Canadian operations. At March 31, 1996, $1,760 was outstanding under this facility. This facility bears interest at the same rates as Fibreboard's $150,000 facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Overall--

- - Net sales increased 27% due to the addition of Vytec and Bear Mt., which were acquired in the fourth quarter of 1995, and additional Norandex branches, reduced by lower sales of metal products by Pabco.

- - Gross margin increased 29%, while remaining relatively constant as a percent of sales. Lower raw material costs and operating efficiencies in the residential building products group were offset by higher raw material costs (relative to sales prices) for industrial building products.

- - Selling, general & administrative costs increased 36% as expected due to the increase in the number of Norandex branches when compared with the prior year.

- - Operating income increased 13% between years due to the above factors.

- - Interest expense declined 67%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of wood products were used to retire debt.

- - Interest and other income declined 33%. Interest income increased 50% as higher amounts were invested; however, this increase was reduced by a foreign currency translation expense.

- - The income tax rate was 40% in both years.


Segment discussion--

Building Products--

- - Residential products sales increased 43% due to the addition of Vytec (acquired November 1995) and new Norandex branches added during the past year, as same store sales declined 5%. The same store sales decline was due to severe winter weather experienced in Norandex's primary market areas in 1996 compared to relatively mild winter weather in 1995. Operating profits increased from a loss of $0.1 million in 1995 to a profit of $0.3 million.
  The improvement in operating profits was due primarily to the addition of Vytec. While Norandex experienced lower raw material costs and manufacturing production efficiencies, these improvements were offset by the impact of weather and higher selling and administrative costs arising from the increase in number of branch locations.

- - Industrial products sales declined 14% as metal sales declined due to lower volume shipments and lower unit sales prices. Operating profits declined 40% due primarily to lower margins on metal sales, as sales prices were rising during the first quarter of 1995 versus flat to declining in 1996.

Resort Operations--

- - Resort operations revenues increased 27%, due to the addition of Bear Mt. (acquired October 1995) and the sale of 13 residential lots during the quarter. Skier visits at Northstar and Sierra declined due to low snowfall early in the quarter and inclement weather on certain weekends. Operating profits increased 18%. The operating profit contributions by Bear Mt. and residential lot sales more than offset the reduced operating profits of Northstar and Sierra due to lower skier count. In addition, all three resorts undertook cost control measures to reduce operating expenses during the quarter.

Financial Condition

- - Cash on hand at March 31, 1996 aggregated $41.4 million, which includes $25 million borrowed under a term loan facility during the first quarter of 1996.

- - Borrowings under Fibreboard's revolving credit facilities were $1.8 million at March 31, 1996, with total availability of $172.3 million.

- - Capital expenditures of approximately $16.0 to $19 million are anticipated during 1996. Major anticipated projects include $1.6 million to upgrade and improve the Norandex vinyl siding manufacturing plant, $6.0 to $7.0 million to replace three chairlifts at Sierra and infrastructure development costs of approximately $1.0 to 1.2 million to support the lot sales program at Northstar. Through the first quarter, Fibreboard has expended approximately $1.5 million on these projects.

- - In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At March 31, 1996, Fibreboard had $3.2 million in cash on hand restricted for asbestos-related costs.

- - Fibreboard and Continental Casualty have entered into an interim agreement under which Continental agreed to make certain funds available for defense and indemnity costs associated with asbestos-related personal injury claims during the period pending final approval of the Global and/or Insurance Settlements (which are more fully discussed in Fibreboard's Annual Report on Form 10-K for the year ended December 31, 1995), or if neither are approved, through the final conclusion of the insurance coverage litigation, however long that may take. Fibreboard believes the amounts to be paid by Continental under this interim agreement and amounts available under prior settlements with asbestos-in-buildings insurers will be adequate to satisfy its asbestos-related cash requirements as they come due.

- - Additional information regarding the asbestos-related litigation can be found in Note 4 to the consolidated financial statements beginning on page 7.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

  Material developments, if any, in the asbestos-related litigation are described in Note 4 to the consolidated financial statements beginning on page 7.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibit is filed as part of this Form 10-Q:

Exhibit No.    Description
- ----------     --------------------------------------------------------------

 10.37 Revolving Credit Agreement between The Bank of Nova Scotia as Bank and Vytec Corporation as Borrower dated March 27, 1996.

(b) No Current Reports on Form 8-K were filed during the period January 1, 1996 to March 31, 1996.

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



                                     FIBREBOARD CORPORATION
                                     ----------------------
                                          (Registrant)




Dated:  May 13, 1996                 By:  /s/ James P. Donohue
                                          -------------------------
                                     James P. Donohue
                                     Senior Vice President,
                                     Finance and Administration and
                                     Chief Financial Officer



Dated:  May 13, 1996                 By:  /s/ Garold E. Swan
                                          -------------------------
                                     Garold E. Swan
                                     Vice President and Controller

                                                                   EXHIBIT 10.37











                           REVOLVING CREDIT AGREEMENT


                                     BETWEEN


                             THE BANK OF NOVA SCOTIA

                                     AS BANK


                                       AND


                                VYTEC CORPORATION

                                   AS BORROWER









                                                                  March 27, 1996

                                TABLE OF CONTENTS

                                    ARTICLE 1
                                 INTERPRETATION

     1.01 Defined Terms. . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     1.02 Other Usages . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     1.03 Plural and Singular. . . . . . . . . . . . . . . . . . . . . . . .  14
     1.04 Headings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     1.05 Currency . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     1.06 Applicable Law . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     1.07 Time of the Essence. . . . . . . . . . . . . . . . . . . . . . . .  14
     1.08 Non-Banking Days . . . . . . . . . . . . . . . . . . . . . . . . .  14
     1.09 Consents and Approvals . . . . . . . . . . . . . . . . . . . . . .  15
     1.10 Amount of Credit . . . . . . . . . . . . . . . . . . . . . . . . .  15
     1.11 Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
     1.12 Extension of Credit. . . . . . . . . . . . . . . . . . . . . . . .  15
     1.13 Accounting and Financial Determinations. . . . . . . . . . . . . .  15
     1.14 Paramountcy. . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                    ARTICLE 2
                                  TERM FACILITY

     2.01 Establishment of Term Facility . . . . . . . . . . . . . . . . . .  16
     2.02 Reduction of Term Facility . . . . . . . . . . . . . . . . . . . .  16
     2.03 Termination of Term Facility . . . . . . . . . . . . . . . . . . .  17

                                    ARTICLE 3
                     GENERAL PROVISIONS RELATING TO CREDITS

     3.01 Types of Credit Availments . . . . . . . . . . . . . . . . . . . .  17
     3.02 Funding of Loans . . . . . . . . . . . . . . . . . . . . . . . . .  17
     3.03 Funding of Bankers' Acceptances. . . . . . . . . . . . . . . . . .  18
     3.04 Safekeeping of Drafts. . . . . . . . . . . . . . . . . . . . . . .  19
     3.05 Inability to Fund U.S. Dollar Advances in Canada . . . . . . . . .  19
     3.06 Time and Place of Payments . . . . . . . . . . . . . . . . . . . .  20
     3.07 Evidence of Indebtedness . . . . . . . . . . . . . . . . . . . . .  20
     3.08 General Provisions Relating to All Letters . . . . . . . . . . . .  20
     3.09 Notice Periods . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                                    ARTICLE 4
                                    DRAWDOWNS

     4.01 Drawdown Notice. . . . . . . . . . . . . . . . . . . . . . . . . .  21

                                      (ii)

                                    ARTICLE 5
                                    ROLLOVERS

     5.01 Bankers' Acceptances . . . . . . . . . . . . . . . . . . . . . . .  22
     5.02 LIBOR Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
     5.03 Rollover Notice. . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                    ARTICLE 6
                                   CONVERSIONS

     6.01 Converting Loan to Other Type of Loan. . . . . . . . . . . . . . .  23
     6.02 Converting Loan to Bankers' Acceptances. . . . . . . . . . . . . .  23
     6.03 Converting Bankers' Acceptances to Loan. . . . . . . . . . . . . .  24
     6.04 Conversion Notice. . . . . . . . . . . . . . . . . . . . . . . . .  24
     6.05 Absence of Notice. . . . . . . . . . . . . . . . . . . . . . . . .  24
     6.06 Conversion by Bank . . . . . . . . . . . . . . . . . . . . . . . .  25

                                    ARTICLE 7
                                INTEREST AND FEES

     7.01 Interest Rates . . . . . . . . . . . . . . . . . . . . . . . . . .  25
     7.02 Calculation and Payment of Interest. . . . . . . . . . . . . . . .  25
     7.03 General Interest Rules . . . . . . . . . . . . . . . . . . . . . .  26
     7.04 Selection of Interest Periods. . . . . . . . . . . . . . . . . . .  26
     7.05 Acceptance Fees. . . . . . . . . . . . . . . . . . . . . . . . . .  27
     7.06 Arrangement Fee. . . . . . . . . . . . . . . . . . . . . . . . . .  27
     7.07 Standby Fee. . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     7.08 Letter Fees. . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     7.09 Pricing Adjustments. . . . . . . . . . . . . . . . . . . . . . . .  28

                                    ARTICLE 8
                 RESERVE, CAPITAL, INDEMNITY AND TAX PROVISIONS

     8.01 Conditions of Credit . . . . . . . . . . . . . . . . . . . . . . .  28
     8.02 Change of Circumstances. . . . . . . . . . . . . . . . . . . . . .  28
     8.03 Indemnity Relating to Credits. . . . . . . . . . . . . . . . . . .  29
     8.04 Indemnity for Transactional and Environmental Liability. . . . . .  30
     8.05 Payments Free and Clear of Taxes . . . . . . . . . . . . . . . . .  31

                                    ARTICLE 9
                           REPAYMENTS AND PREPAYMENTS

     9.01 Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     9.02 Voluntary Prepayments. . . . . . . . . . . . . . . . . . . . . . .  32

                                      (iii)

     9.03 Repayments of Credit Excess. . . . . . . . . . . . . . . . . . . .  32
     9.04 Reimbursement for Drafts Paid. . . . . . . . . . . . . . . . . . .  32

                                   ARTICLE 10
                    CONDITIONS PRECEDENT TO OBTAINING CREDIT

     10.01 Conditions Precedent to All Credit. . . . . . . . . . . . . . . .  33
     10.02 Conditions Precedent to Initial Drawdown. . . . . . . . . . . . .  33
     10.03 Waiver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

                                   ARTICLE 11
                         REPRESENTATIONS AND WARRANTIES

     11.01     Representations and Warranties. . . . . . . . . . . . . . . .  35
          (a)  Organization, etc.. . . . . . . . . . . . . . . . . . . . . .  35
          (b)  Due Authorization, Non Contravention, etc.. . . . . . . . . .  35
          (c)  Government Approval, Regulation, etc. . . . . . . . . . . . .  36
          (d)  Validity, etc.. . . . . . . . . . . . . . . . . . . . . . . .  36
          (e)  Financial Information.. . . . . . . . . . . . . . . . . . . .  36
          (f)  No Material Adverse Change. . . . . . . . . . . . . . . . . .  36
          (g)  Litigation, Labour Controversies, etc.. . . . . . . . . . . .  36
          (h)  Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .  37
          (i)  Ownership of Properties.. . . . . . . . . . . . . . . . . . .  37
          (j)  Taxes.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
          (k)  Environmental Warranties. . . . . . . . . . . . . . . . . . .  37
          (l)  Accuracy of Information.. . . . . . . . . . . . . . . . . . .  38
          (m)  Compliance of Laws. . . . . . . . . . . . . . . . . . . . . .  39
          (n)  Absence of Default. . . . . . . . . . . . . . . . . . . . . .  39
          (o)  Financial Condition.. . . . . . . . . . . . . . . . . . . . .  39
          (p)  Share Ownership . . . . . . . . . . . . . . . . . . . . . . .  39
          (q)  Location of Assets. . . . . . . . . . . . . . . . . . . . . .  40
          (r)  Solvency Proceedings. . . . . . . . . . . . . . . . . . . . .  40
          (s)  Offices and Places of Business. . . . . . . . . . . . . . . .  41
          (t)  Real Properties.. . . . . . . . . . . . . . . . . . . . . . .  41
          (u)  Intellectual Property.. . . . . . . . . . . . . . . . . . . .  41
     11.02     Survival of Representations and Warranties. . . . . . . . . .  41

                                   ARTICLE 12
                                    COVENANTS

     12.01     Affirmative Covenants . . . . . . . . . . . . . . . . . . . .  41
          (a)  Financial Information, Reports, Notices, etc. . . . . . . . .  41
          (b)  Compliance with Laws, etc.. . . . . . . . . . . . . . . . . .  43
          (c)  Maintenance of Properties and Existing Lines of Business. . .  43

          (d)  Insurance and Insurance Proceeds. . . . . . . . . . . . . . .  43
          (e)  Books and Records.. . . . . . . . . . . . . . . . . . . . . .  44
          (f)  Environmental Covenant. . . . . . . . . . . . . . . . . . . .  44
          (g)  New Significant Foreign Subsidiaries. . . . . . . . . . . . .  45
          (h)  Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . .  45
          (i)  Reimbursement of Expenses . . . . . . . . . . . . . . . . . .  46
          (j)  After-Acquired Real Property. . . . . . . . . . . . . . . . .  46
          (k)  Post-Closing Covenant . . . . . . . . . . . . . . . . . . . .  46
     12.02     Restrictive Covenants . . . . . . . . . . . . . . . . . . . .  46
          (a)  Business Activities.. . . . . . . . . . . . . . . . . . . . .  46
          (b)  Indebtedness. . . . . . . . . . . . . . . . . . . . . . . . .  46
          (c)  Liens.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
          (d)  Financial Condition.. . . . . . . . . . . . . . . . . . . . .  49
          (e)  Approved Acquisitions and other Investments.. . . . . . . . .  49
          (f)  Consolidation, Merger, etc. . . . . . . . . . . . . . . . . .  50
          (g)  Asset Dispositions, etc.. . . . . . . . . . . . . . . . . . .  50
          (h)  Transactions with U.S. Sales Company. . . . . . . . . . . . .  51
          (i)  Fiscal Year of Borrower.. . . . . . . . . . . . . . . . . . .  51
     12.03     Performance of Covenants by Bank. . . . . . . . . . . . . . .  51

                                   ARTICLE 13
                              DEFAULT AND REMEDIES

     13.01     Events of Default . . . . . . . . . . . . . . . . . . . . . .  51
          (a)  Non-Payment of Obligations. . . . . . . . . . . . . . . . . .  52
          (b)  Breach of Warranty. . . . . . . . . . . . . . . . . . . . . .  52
          (c)  Non-Performance of Certain Covenants and Obligations. . . . .  52
          (d)  Non-Performance of Other Covenants and Obligations. . . . . .  52
          (e)  Default on Other Indebtedness.. . . . . . . . . . . . . . . .  52
          (f)  Judgments.. . . . . . . . . . . . . . . . . . . . . . . . . .  52
          (g)  Ownership of the Borrower.. . . . . . . . . . . . . . . . . .  53
          (h)  Bankruptcy, Insolvency, etc.. . . . . . . . . . . . . . . . .  53
          (i)  Impairment of Security, etc.. . . . . . . . . . . . . . . . .  54
     13.02     Refund of Overpayments. . . . . . . . . . . . . . . . . . . .  54
     13.03     Remedies Cumulative . . . . . . . . . . . . . . . . . . . . .  55
     13.04     Set-Off . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

                                   ARTICLE 14
                                  MISCELLANEOUS

     14.01 Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
     14.02 Severability. . . . . . . . . . . . . . . . . . . . . . . . . . .  56
     14.03 Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . . .  56
     14.04 Successors and Assigns. . . . . . . . . . . . . . . . . . . . . .  56

                                       (v)

     14.05 Assignment. . . . . . . . . . . . . . . . . . . . . . . . . . . .  56
     14.06 Entire Agreement. . . . . . . . . . . . . . . . . . . . . . . . .  56
     14.07 Further Assurances. . . . . . . . . . . . . . . . . . . . . . . .  56
     14.08 Judgment Currency . . . . . . . . . . . . . . . . . . . . . . . .  56
     14.09 Waiver of Jury Trial. . . . . . . . . . . . . . . . . . . . . . .  57

     Schedule A - Disclosure Schedule
     Schedule B - Form of Drawdown Notice
     Schedule C - Form of Rollover Notice
     Schedule D - Form of Conversion Notice
     Schedule E - Form of Opinion of Borrower's Counsel
     Schedule F - Form of Opinion of Guarantor's Counsel
     Schedule G - Form of Opinion of Bank's Counsel
     Schedule H - Form of Opinion of Counsel to Significant Foreign Subsidiaries
     Schedule I - Existing Investments

                           REVOLVING CREDIT AGREEMENT

          THIS AGREEMENT made as of the 27th day of March, 1996.

B E T W E E N:

          THE BANK OF NOVA SCOTIA, a Canadian chartered bank

          (herein called the "Bank")

          - and -

          VYTEC CORPORATION, a corporation amalgamated under the laws of the Province of Ontario

          (herein called the "Borrower")


     WHEREAS the Borrower has requested the Bank to establish a certain revolving term credit facility to fund ongoing working capital requirements and capital expenditures of the Borrower;

     AND WHEREAS the Bank is willing to provide such credit facility to the Borrower for the aforesaid purposes upon the terms and conditions contained herein;

     NOW THEREFORE THIS AGREEMENT WITNESSES that, in consideration of the mutual covenants and agreements herein contained and for other good and valuable consideration (the receipt and sufficiency of which are hereby acknowledged), the parties hereto covenant and agree as follows:


                                    ARTICLE 1
                                 INTERPRETATION

1.01 DEFINED TERMS.     The following defined terms shall for all purposes of
this Agreement, or any amendment hereto, have the following respective meanings unless the context otherwise specifies or requires or unless otherwise defined herein:

"ACQUISITION" means one or more of a series of related transactions in which the Borrower or any of its Subsidiaries (a) acquires any material portion of the assets, liabilities, capital stock and/or other ownership interest or any material portion of the assets of any division or any business group thereof of any Person that is not an Affiliate of the Borrower or any of its Subsidiaries or (b) purchases any in-place facilities (not including the purchase of equipment in the ordinary course of business).

"AFFILIATE" of any Person means any other Person which, directly or indirectly, controls, is controlled by or is under common control with such Person. A Person shall be deemed to be "controlled by" any other Person if such other Person possesses, directly or indirectly, power

     (a) to vote 10% or more of the securities (on a fully diluted basis) having ordinary voting power for the election of directors or managing general partners; or

     (b) to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

"AGREEMENT" means, on any date, this Revolving Credit Agreement as originally in effect on the execution and delivery hereof and as thereafter from time to time amended, supplemented, amended and restated, or otherwise modified and in effect on such date.

"ALTERNATE BASE RATE CANADA" means, at any particular time, the variable rate of interest per annum, calculated on the basis of a 360-day year, which is equal to the greater of (a) the Base Rate Canada at such time and (b) the Federal Funds Effective Rate plus 1/2 of 1% per annum at such time.

"APPLICABLE LAW" means, with respect to any Person or matter, any law, rule, regulation, order, decree or other requirement having the force of law relating to such Person or matter and, where applicable, any interpretation thereof by any Person having jurisdiction with respect thereto or charged with the administration or interpretation thereof.

"APPLICABLE MARGIN" means

     (a) for each calendar quarter for which the Consolidated Funded Debt to Cash Flow Ratio is less than 1.50 to 1:

          (i)   0.45% per annum for the purposes of Section 7.01(c) and 7.08;

          (ii)  nil for the purposes of Section 7.05; and

          (iii)       0.175% per annum for the purposes of Section 7.07;

     (b) for each calendar quarter for which the Consolidated Funded Debt to Cash Flow Ratio is greater than or equal to 1.50 to 1 but less than
          2.00 to 1:

          (i)   0.60% per annum for the purposes of Sections 7.01(c) and 7.08;

          (ii)  nil for the purposes of Section 7.05; and

          (iii)       0.20% per annum for the purposes of Section 7.07;

     (c) for each calendar quarter for which the Consolidated Funded Debt to Cash Flow Ratio is greater than or equal to 2.00 to 1 but less than
          2.50 to 1:

          (i)   0.80 % per annum for the purposes of Sections 7.01(c) and 7.08;

          (ii)  0.175% per annum for the purposes of Section 7.05; and

          (iii) 0.25% per annum for the purposes of Section 7.07;

     (d) for each calendar quarter for which the Consolidated Funded Debt to Cash Flow Ratio is greater than or equal to 2.50 to 1:

          (i)   0.925 % per annum for the purposes of Sections 7.01(c);

          (ii)  0.90% per annum for the purposes of Section 7.08; and

          (iii) 0.30% per annum for the purposes of Sections 7.05 and 7.07;

"APPROVED ACQUISITION" means any Acquisition

     (a) which is not contested at any time by the majority of the existing directors of the acquired entity or the Person from whom the Acquisition is to be made;

     (b) with respect to which all or substantially all of the acquired properties are used in the operations or expansion of an Existing Line of Business or a substantially similar line of business; and

     (c) after giving effect to which, including any Indebtedness incurred or assumed by the Borrower and its Subsidiaries in connection therewith, the Borrower and its Subsidiaries would be in compliance with the provisions of Section 12.02(d), calculated as if such Acquisition had occurred on the last day of the immediately preceding Fiscal Quarter.

"ASSIGNMENTS OF LEASES AND RENTS" means the assignments of leases and rents to be entered into by the Borrower in favour of the Bank, in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Borrower shall assign to the Bank all of the leases and rents with respect to the Real Properties as continuing collateral security for the Obligations.

"AUTHORIZED OFFICER" means, relative to either Obligor, those of its officers or other designees whose signatures and incumbency shall have been certified to the Bank pursuant to Section 10.02(d). Any reference herein to a "senior Authorized Officer" shall be deemed to include a chief financial officer or chief accounting officer.

"AVAILABLE CREDIT" means, at any particular time, the amount, if any, by which the amount of the Term Facility at such time exceeds the amount of credit outstanding under the Term Facility at such time.

"BA DISCOUNTED PROCEEDS" means, with respect to a particular Bankers' Acceptance, the following amount:
where

                               F
                          ----------
                          1 +  D x T
                               -----
                                365

where

     F    means the face amount of such Bankers' Acceptance;

     D means the BA Rate with respect to such Bankers' Acceptance as at the date of the extension of credit by way of such Bankers' Acceptance; and

     T    means the number of days to maturity of such Bankers' Acceptance.

"BA PROCEEDS" means, with respect to a particular Bankers' Acceptance, the BA Discounted Proceeds with respect thereto less the amount of the acceptance fees in respect of such Bankers' Acceptance calculated in accordance with Section 7.05.

"BA RATE" means, for a particular term, the discount rate per annum, calculated on the basis of a year of 365 days, for Canadian dollar bankers' acceptances having such term that appear on the Reuters Screen CDOR Page for the Bank as of 10:00 a.m. (Toronto time) on the first day of such term, as determined by the Bank.

"BANKERS' ACCEPTANCE" means a bill of exchange (a) drawn by the Borrower and accepted by the Bank, (b) denominated in Canadian dollars, (c) having a term to maturity of 30 to 180 days, (d) issued and payable only in Canada and (e) having a face amount of not less than Cdn. $100,000.

"BASE RATE CANADA" means the variable rate of interest per annum determined by the Bank from time to time as its base rate for United States dollar loans made by the Bank in Canada from time to time, being a variable per annum reference rate of interest adjusted automatically upon change by the Bank, calculated on the basis of a year of 360 days.

"BASE RATE CANADA LOAN" means monies lent by the Bank to the Borrower hereunder in United States dollars and upon which interest accrues at a rate referrable to the Alternate Base Rate Canada.

"BRANCH OF ACCOUNT" means the London Commercial Banking Centre of the Bank located at 420 Richmond Street, London, Ontario, or such other branch of the Bank located in Canada as the Borrower and the Bank may agree upon.

"BUSINESS DAY" means

     (a) any day which is neither a Saturday or Sunday nor a legal holiday on which banks are authorized or required to be closed in London, Ontario; and

     (b) relative to the making, continuing, prepaying or repaying of any LIBOR Loans, any day on which dealings in United States dollars are carried on in the eurodollar interbank market of the Bank's London office.

"CANADIAN DOLLAR EQUIVALENT" means the Exchange Equivalent in Canadian dollars of any amount of United States dollars.

"CAPITALIZED LEASE LIABILITIES" means all monetary obligations of the Borrower or any of its Subsidiaries under any leasing or similar arrangement which, in accordance with GAAP, would be classified as capitalized leases, and, for purposes of each Loan Document, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP, and the stated maturity thereof shall be the date of the last payment of rent or any other amount due under such lease prior to the first date upon which such lease may be terminated by the lessee without payment of a penalty.

"CASH EQUIVALENT INVESTMENT" means, at any time:

     (a) any securities issued or fully guaranteed or insured by the government of Canada or any agency or instrumentality thereof,

     (b) any time deposit, certificate of deposit or bankers acceptance, maturing not more than one year after such time, which is issued by:

          (i)   any bank listed under Schedule I to the Bank Act (Canada),

          (ii) any bank other than one listed in clause (i), having capital and surplus in excess of $500,000,000 and the commercial paper of the holding or parent company of which is rated at least A-1 or the equivalent thereof by Standard & Poor's Ratings Services or at least P-1 or the equivalent thereof by Moody's Investors Service, Inc.,

          (iii)       any Lender (as defined in the U.S. Credit Agreement),

          (iv) any Canadian bank the short-term debt or deposit ratings of which have been assigned an investment grade credit rating by CBRS, Inc. or the Dominion Bond Rating Service Limited,

     (c) commercial paper, maturing not more than nine months from the date of issue, issued by a corporation (other than an Affiliate of any Obligor) organized under the laws of Canada or any province of Canada and that is rated at least A1 or the equivalent by CBRS, Inc. and R1
          (high) or R1 (middle) by the Dominion Bond Rating Service Limited.

"CONVERSION NOTICE" shall have the meaning ascribed thereto in Section 6.04.

"COLLATERAL" means all property and interests in the property and proceeds thereof now owned or hereafter acquired by the Borrower in or upon which a Lien now or hereafter exists in favour of the Bank, whether under this Agreement or under any other documents executed by the Borrower pursuant to or in connection with the transactions contemplated hereby and delivered to the Bank.

"COLLATERAL DOCUMENTS" means, collectively, (a) the Security Agreement, the Mortgages, the Assignments of Leases and Rents, the Pledge Agreement, the
Section 427 Assignment and all other security agreements, mortgages, deeds of trust, patent and trademark assignments, lease assignments, guarantees and other similar agreements between the Borrower and the Bank now or hereafter delivered to the Bank pursuant to or in connection with the transactions contemplated hereby, and all financing statements (or comparable documents) now or hereafter filed against the Borrower as a debtor in favour of the Bank as a secured party and (b) any amendments, supplements, modifications, renewals, replacements, consolidations, substitutions and extensions of any of the foregoing.

"COMPLIANCE CERTIFICATE" shall have the meaning ascribed thereto in Section 12.01(a)(iii).

"CONSOLIDATED FUNDED DEBT TO CASH FLOW RATIO" shall have the meaning ascribed thereto in the U.S. Credit Agreement.

"CONSOLIDATED NET INCOME" means, for any period, all amounts which, in conformity with GAAP, would be included under net income on a consolidated income statement of the Borrower and its Subsidiaries for such period.

"CONSOLIDATED NET WORTH" means, on any date, the consolidated net worth of the Borrower and its Subsidiaries on such date, as calculated in accordance with GAAP.

"CONTINGENT LIABILITY" means any agreement, undertaking or arrangement by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to, or otherwise to invest in, a debtor, or otherwise to assure a creditor against loss) the indebtedness, obligation or any other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other
Person. The amount of any Person's obligation under any Contingent Liability shall (subject to any limitation set forth therein) be deemed to be the outstanding principal amount (or maximum principal amount, if larger) of the debt, obligation or other liability guaranteed thereby or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereto (assuming such Person is required to perform thereunder) as determined by such Person in good faith.

"CORPORATE B/A FEE" is a fluctuating fee rate expressed as a percentage per annum determined and adjusted automatically upon change by the Bank from time to time as a reference rate for determining fees to be charged to designated corporate customers for the acceptance by the Bank of drafts or bills of exchange in Canadian dollars issued by such corporate customers, such fee rate being 0.625% per annum as of the date hereof.

"CREDIT EXCESS" means, as at a particular date, the amount, if any, by which the aggregate amount of credit outstanding under the Term Facility as at the close of business on such date exceeds the amount of the Term Facility as at the close of business on such date.

"DEFAULT" means any event which is or which, with the passage of time, the giving of notice or both, would be an Event of Default.

"DESIGNATED ACCOUNT" means, with respect to transactions in a particular currency, the account of the Borrower maintained by the Bank at the Branch of Account for the purposes of transactions in such currency under this Agreement.

"DISCLOSURE SCHEDULE" means the Disclosure Schedule attached hereto as Schedule A, as it may be amended, supplemented or otherwise modified from time to time by the Borrower with the written consent of the Bank.

"$" denotes Canadian dollars or U.S. dollars as the context may permit.

"DRAFT" means any draft, bill of exchange, receipt, acceptance, demand or other request for payment drawn or issued under or in respect of a Letter.

"DRAWDOWN NOTICE" shall have the meaning ascribed thereto in Section 4.01.

"ENVIRONMENTAL LAWS" means all applicable federal, state, provincial or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to or imposing liability or standards of conduct concerning public health or protection of the environment.

"ENVIRONMENTAL REPORTS" means the Phase I Environmental Site Assessment at the Borrower's facility in London, Ontario which was prepared for the Guarantor by Trow Consulting Engineers Limited on October 3, 1995 and the Phase I Environmental Property Assessment at 32859 Mission Way, Mission, B.C. prepared for Fraser & Beatty by Gartner Lee Limited on October 18, 1995.

"EVENT OF DEFAULT" means any one of the events set forth in Section 13.01.

"EXISTING LINES OF BUSINESS" means the building materials business, including the manufacture, distribution, and wholesale marketing and sale of building materials, operated by the Borrower or any of its Subsidiaries primarily in Canada.

"EXCHANGE EQUIVALENT" means, as of any particular date, with reference to any amount (the "original amount") expressed in a particular currency (the "original currency"), the amount expressed in another currency which would be required to buy the original amount of the original currency using the quoted spot rates at which the principal office in Toronto of the Bank offers to provide such other currency in exchange for such original currency at 12:00 noon (Toronto time) on such date.

"FEDERAL FUNDS EFFECTIVE RATE" means, for any particular day, the variable rate of interest per annum, calculated on the basis of a year of 360 days and for the actual number of days elapsed, equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York or, for any Business Day on which such rate is not so published by the Federal Reserve Bank of New York, the average of the quotations for such day for such transactions received by the Bank from three Federal Funds brokers of recognized standing selected by the Bank.

"FISCAL QUARTER" means each fiscal quarter of the Borrower's Fiscal Year.

"FISCAL YEAR" means each fiscal year of the Borrower, ending on the last day of December of each year.

"GAAP" shall have the meaning ascribed thereto in Section 1.13.

"GAAP CHANGES" shall have the meaning ascribed thereto in Section 1.13.

"GOVERNMENTAL AUTHORITY" means any nation or government, any state, provincial or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

"GUARANTEE" means the guarantee agreement to be entered into by the Guarantor in favour of the Bank, in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Guarantor shall guarantee to the Bank all of the Obligations.

"GUARANTOR" means Fibreboard Corporation, a corporation incorporated under the laws of the State of Delaware.

"GUARANTOR COMPLIANCE CERTIFICATE" shall have the meaning ascribed to the term Compliance Certificate in the U.S. Credit Agreement.

"HAZARDOUS MATERIALS" means:

     (a) any petroleum product, asbestos, polychlorinated biphenyl (PCB), natural gas, natural gas liquids, liquified natural gas or synthetic gas usable for fuel; or

     (b) any pollutant or contaminant or hazardous or toxic chemical, material or substance regulated by any applicable federal, state, provincial or local law, regulation, ordinance or requirement (including consent decrees and administrative orders) relating to or imposing liability or standards of conduct concerning any hazardous or toxic waste, substance or material or concerning the environment or public health, all as in effect on the applicable date.

"HEDGING OBLIGATIONS" means, with respect to any Person, all liabilities of such Person under currency or interest rate swap agreements, currency or interest rate cap agreements and currency or interest rate dollar agreements, and all other agreements or arrangements designed and used by such Person to protect such Person against fluctuations in interest or currency exchange rates.

"INDEBTEDNESS" of any Person means, at any time, without duplication:

     (a) all obligations of such Person for borrowed money and all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments;

     (b) all obligations, contingent or otherwise, relative to the face amount of all letters of credit, whether or not drawn, and banker's acceptances issued for the account of such Person;

     (c) all obligations of such Person as lessee under leases which have been or should be, in accordance with GAAP, recorded as Capitalized Lease Liabilities;

     (d)  net liabilities of such Person under all Hedging Obligations;

     (e) whether or not so included as liabilities in accordance with GAAP, all obligations of such Person to pay the deferred purchase price of property or services (other than accounts payable arising in the ordinary course of such Person's business and payable on terms customary in the trade), and indebtedness (excluding prepaid interest thereon) secured by a Lien on property owned or being purchased by such Person (including indebtedness arising under conditional sales or other title retention agreements), whether or not such indebtedness shall have been assumed by such Person or is limited in recourse; and

     (f) all Contingent Liabilities of such Person in respect of any of the foregoing;

provided, that, funding obligations under a pension plan, whether or not attributable to past services, shall not constitute Indebtedness. For all purposes of this Agreement, the Indebtedness of any Person shall include the Indebtedness of any partnership or joint venture in which such Person is a general partner or a joint venturer.

"INTEREST PERIOD" means, in the case of any LIBOR Loan, the applicable period for which interest on such LIBOR Loan shall be calculated pursuant to Article 7.

"INVESTMENT" of any Person means,

     (a) any loan or advance made by such Person to any other Person (excluding commission, travel and similar advances to officers and employees, and accounts receivable, made in the ordinary course of business);

     (b) any Contingent Liability of such Person in respect of obligations of any other Person; and

     (c) any ownership or similar interest held by such Person in any other Person.

The amount of any Investment shall be the original principal or capital amount thereof less all returns of principal or equity thereon (and without adjustment by reason of the financial condition of such other Person) and shall, if made by the transfer or exchange of property other than cash, be deemed to have been made in an original principal or capital amount equal to the fair market value of such property.

"LETTER CURRENCY" means, with respect to a particular Letter, the currency in which such Letter is denominated.

"LETTERS" means standby letters of credit or other equivalent instruments issued by the Bank on behalf of and at the request of the Borrower, each being denominated in Canadian dollars or United States dollars, having a term of not more than one year (or such longer period as may be approved by the Bank), being renewable in the sole discretion of the Bank, being issued to a named beneficiary acceptable to the Bank and being otherwise in a form satisfactory to the Bank.

"LIBOR LOANS" means monies lent by the Bank to the Borrower hereunder in United States dollars and upon which interest accrues at a rate referrable to LIBOR.

"LIBOR" means the rate of interest per annum, calculated on the basis of a year of 360 days, determined by the Bank for a particular Interest Period to be the arithmetic average (rounded upwards to the nearest 1/16 of 1%) of the rates of interest per annum, calculated on the basis of a year of 360 days, at which the Bank is offered deposits by prime banks in the London interbank market at approximately 11:00 a.m. (London time) on the second Business Day prior to the commencement of such Interest Period in an amount of United States dollars similar to the principal amount of the applicable LIBOR Loan and for a deposit period comparable to such Interest Period.

"LIEN" means any deed of trust, mortgage, charge, hypothec, assignment, pledge, lien, vendor's privilege, vendor's right of reclamation or other security interest or encumbrance of whatever kind or nature, regardless of form and whether consensual or arising by law (statutory or otherwise), that secures the payment of any indebtedness or liability or the observance or performance of any obligation (including any agreement to give any of the foregoing).

"LOAN DOCUMENT" means this Agreement, any Collateral Document, the Guarantee and any other instrument or agreement executed and/or delivered by an Obligor pursuant hereto or thereto or otherwise in connection herewith or therewith.

"LOANS" means Prime Rate Loans, Base Rate Canada Loans and LIBOR Loans.

"MATERIAL ADVERSE EFFECT" means, relative to any condition or occurrence of whatever nature (including any adverse determination in any litigation, arbitration, or governmental investigation or proceeding and the enactment, issuance or amendment of any Applicable Law), a material adverse effect on:

     (a) the consolidated business, assets, revenues, financial condition or operations of the Borrower and its Subsidiaries, taken as a whole; or

     (b) the ability of either Obligor to perform any of the payment or other material obligations under any Loan Document to which such Obligor is a party.

"MATURITY DATE" means the date which is 364 days after the date of the execution and delivery of this Agreement, as extended in accordance with Section 9.01(b).

"MORTGAGES" means the collateral mortgages to be entered into by the Borrower in favour of the Bank, in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Borrower shall grant to the Bank a fixed mortgage and charge of the Real Properties as continuing collateral security for the Obligations.

"OBLIGATIONS" means all indebtedness, liabilities and obligations (monetary or otherwise) of the Borrower to the Bank and its successors and assigns arising under or in connection with the Loan Documents and any cash management agreement entered into between the Borrower and the Bank from time to time.

"OBLIGOR" means the Borrower or the Guarantor.

"ORDER" means an order, judgment, injunction or such other determination restricting payment by the Bank under and in accordance with a Letter or extending the Bank's liability under a Letter beyond the expiration date stated therein.

"ORGANIC DOCUMENT" means, relative to either Obligor, its certificate or articles of incorporation, its by-laws and all shareholder voting agreements, unanimous shareholder agreements and declarations, voting trusts and similar arrangements applicable to any of its authorized shares of capital stock.

"PERSON" means any natural person, corporation, firm, partnership, joint venture, joint stock company, incorporated or unincorporated association, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

"PLEDGE AGREEMENT" means the pledge agreement to be entered into by the Borrower in favour of the Bank, in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Borrower shall grant to the Bank a security interest in, and shall pledge to the Bank, all of the issued and outstanding shares of each of the Significant Foreign Subsidiaries as continuing collateral security for the Obligations.

"PRIME RATE" means, for any particular day, the variable rate of interest per annum determined by the Bank for such day as its prime rate for Canadian dollar loans made by the Bank in Canada, being a variable per annum reference rate of interest adjusted automatically upon change by the Bank, calculated on the basis of a year of 365 days.

"PRIME RATE LOANS" means monies lent by the Bank to the Borrower hereunder in Canadian dollars and upon which interest accrues at a rate referrable to the Prime Rate.

"REAL PROPERTIES" means the real properties which are now or hereafter owned by the Borrower.

"RECONCILIATION STATEMENT" means a written statement of the Borrower, signed by an Authorized Officer, in form and substance satisfactory to the Bank reconciling the effect of changes in GAAP as contemplated or permitted by
Section 1.13.

"ROLLOVER NOTICE" shall have the meaning ascribed thereto in Section 5.03.

"SECTION 427 ASSIGNMENT" means the assignment to be entered into by the Borrower in favour of the Bank pursuant to Section 427 of the Bank Act (Canada), in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Borrower shall assign its inventory to the Bank as continuing collateral security for the Obligations.

"SECURITY AGREEMENT" means the general security agreement to be entered into by the Borrower in favour of the Bank, in form and substance satisfactory to the Bank and as the same may be amended, modified, supplemented or replaced from time to time, and pursuant to which the Borrower shall grant to the Bank a security interest in all of its personal property and assets and undertaking and shall assign to the Bank all of its accounts as continuing collateral security for the Obligations.

"SIGNIFICANT FOREIGN SUBSIDIARY" means each Significant Subsidiary which is incorporated in a jurisdiction outside Canada.

"SIGNIFICANT SUBSIDIARY" means each Subsidiary of the Borrower that

     (a) accounted for at least 5% of consolidated revenues of the Borrower and its Subsidiaries for the four Fiscal Quarters ending on the last day of the last Fiscal Quarter immediately preceding the date as of which any such determination is made; or

     (b) has assets which represent at least 5% of the consolidated assets of the Borrower and its Subsidiaries as of the last day of the last Fiscal Quarter immediately preceding the date as of which any such determination is made, all of which shall be reflected on the unaudited consolidating financial statements of the Borrower for the period, or as of the date, in question.

"SUBSIDIARY" means, with respect to any Person, any corporation of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency) is at the time directly or indirectly owned by such Person, by such Person and one or more other Subsidiaries of such Person, or by one or more other Subsidiaries of such Person.

"TERM FACILITY" means the revolving term credit facility established by the Bank in favour of the Borrower pursuant to Section 2.01.

"U.S." and "UNITED STATES" means the United States of America.

"U.S. CREDIT AGREEMENT" means the Third Amended and Restated Credit Agreement dated as of February 6, 1996 among the Guarantor as the revolving borrower, the Borrower as the term borrower, certain commercial lending institutions as the lenders, Bank of America National Trust and Savings Association as the administrative co-agent for the lenders and Nationsbank N.A. as the documentation co-agent for the lenders, without giving effect to any amendments or modifications thereto which have not been consented to by the Bank.

"U.S. DOLLAR EQUIVALENT" means the Exchange Equivalent in United States dollars of any amount of Canadian dollars.

"U.S. SALES COMPANY" means Vytec Sales Corporation, a corporation incorporated under the laws of the State of Delaware.

1.02 OTHER USAGES.     References to "this Agreement", "the Agreement",
"hereof", "herein", "hereto" and like references refer to this Revolving Credit Agreement and not to any particular Article, Section or other subdivision of this Agreement. Any references herein to any agreements or documents shall mean such agreements or documents as amended, modified, supplemented or replaced from time to time in accordance with the terms hereof and thereof.

1.03 PLURAL AND SINGULAR.     Where the context so requires, words importing
the singular number shall include the plural and vice versa.

1.04 HEADINGS.     The division of this Agreement into Articles and Sections
and the insertion of headings in this Agreement are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

1.05 CURRENCY.     Unless otherwise specified herein, all statements of or
references to dollar amounts in this Agreement shall mean lawful money of the United States.

1.06 APPLICABLE LAW.     This Agreement shall be governed by and construed in
accordance with the laws of the Province of Ontario and the federal laws of Canada applicable therein. Any legal action or proceeding with respect to this Agreement may be brought in the courts of the Province of Ontario and, by execution and delivery of this Agreement, the parties hereby accept for themselves and in respect of their property, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts. Each party irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party to the address prescribed by
Section 14.01, such service to become effective five Business Days after such mailing. Nothing herein shall limit the right of any party to serve process in any manner permitted by law or to commence legal proceedings or otherwise proceed against any other party in any other jurisdiction.

1.07 TIME OF THE ESSENCE.     Time shall in all respects be of the essence of
this Agreement.

1.08 NON-BANKING DAYS.     Subject to Section 7.04(c), whenever any payment to
be made hereunder shall be stated to be due or any action to be taken hereunder shall be stated to be required to be taken on a day other than a Business Day, such payment shall be made or such action shall be taken on the next succeeding Business Day and, in the case of the payment of any amount, the extension of time shall be included for the purposes of computation of interest, if any, thereon.

1.09 CONSENTS AND APPROVALS.     Whenever the consent or approval of a party
hereto is required in a particular circumstance, unless otherwise expressly provided for therein, such consent or approval shall not be unreasonably withheld or delayed by such party.

1.10 AMOUNT OF CREDIT.     Any reference herein to the amount of credit
outstanding shall mean, at any particular time:

     (a) in the case of a Prime Rate Loan, the U.S. Dollar Equivalent of the principal amount thereof;

     (b) in the case of a LIBOR Loan or Base Rate Canada Loan, the principal amount thereof;

     (c) in the case of a Bankers' Acceptance, the U.S. Dollar Equivalent of the face amount thereof; and

     (d) in the case of a Letter, the contingent liability of the Bank thereunder (or, if the Letter is denominated in Canadian dollars, the U.S. Dollar Equivalent of the contingent liability of the Bank thereunder).

1.11 SCHEDULES.     Each and every one of the schedules which is referred to in this Agreement and attached to this Agreement shall form a part of this Agreement.

1.12 EXTENSION OF CREDIT.    For the purposes hereof, each drawdown, rollover
and conversion shall be deemed to be an extension of credit to the Borrower hereunder.

1.13 ACCOUNTING AND FINANCIAL DETERMINATIONS.

     (a) Unless otherwise specified, all accounting terms used herein or in any other Loan Document shall be interpreted, all accounting determinations and computations hereunder or thereunder shall be made, and all financial statements required to be delivered hereunder or thereunder shall be prepared in accordance with, those generally accepted accounting principles ("GAAP") applied in the preparation of the financial statements referred to in Section 11.01(e). Notwithstanding the immediately preceding sentence, if any changes in GAAP from those used in the preparation of the financial statements referred to in Section 11.01(e) ("GAAP Changes") hereafter occasioned by the promulgation of rules, regulations, pronouncements or opinions by or required by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants or the Canadian Institute of Chartered Accountants, as the case may be (or successors thereto or agencies with similar functions) result in a change in the method of calculation of, or in different components in, any of the financial covenants, definitional provisions, standards or other terms or conditions found in this Agreement, (i) the parties hereto agree to enter into good faith negotiations with respect to amendments to this Agreement to conform those covenants, definitional provisions, standards or other terms and conditions as criteria for evaluating the Borrower's financial condition and performance to substantially the same criteria as were effective prior to such GAAP Change, and (ii) the Borrower shall be deemed to be in compliance with the affected covenant or other provision during the 90-day period following any such GAAP change if and to the extent that the Borrower would have been in compliance therewith under GAAP as in effect immediately prior to such GAAP Change; provided, however, that this Section 1.13 shall not be deemed to require the Borrower or the Bank to agree to modify any provision of this Agreement or any other Loan Document to reflect any such GAAP Change and, if the parties, in their sole discretion, fail to reach agreement on such modifications prior to the end of the 90-day period referred to in clause (ii), the terms of this Agreement shall remain unchanged and the compliance of the Borrower with the covenants and other provisions contained herein shall, upon the expiration of such 90-day period, be calculated in accordance with GAAP without giving effect to such GAAP Change.

     (b) If any GAAP Change occurs with respect to which the parties fail to reach agreement after negotiation as provided in clause (a) of this Section 1.13, then all financial covenants, definitional provisions, standards or other terms or conditions for evaluating the Borrower's financial condition and performance shall be calculated without giving effect to such GAAP Change. At the time of any such change, the Borrower shall furnish to the Bank a statement of the Borrower's independent public accountants that such accountants concur with such change and a Reconciliation Statement, and following such change, the Borrower shall furnish the Bank Reconciliation Statements (i) with each financial statement furnished thereafter under this Agreement, and (ii) with each certificate or other data or information furnished by the Borrower under this Agreement to show the Borrower's compliance with all applicable financial covenants, definitional provisions, standards or other terms or conditions for evaluating the Borrower's financial condition and performance hereunder.

1.14 PARAMOUNTCY.     In the event of any conflict or inconsistency between any
provision of this Agreement and any provision of any other Loan Document, the provision of this Agreement shall prevail and be paramount.


                                    ARTICLE 2
                                  TERM FACILITY

2.01 ESTABLISHMENT OF TERM FACILITY.     Subject to the terms and conditions
hereof, the Bank hereby establishes in favour of the Borrower a revolving term credit facility (the "Term Facility") in the amount of U.S. $15,000,000 or the Canadian Dollar Equivalent thereof.

2.02 REDUCTION OF TERM FACILITY.     The Borrower may, from time to time and at
any time, by five Business Days' notice in writing to the Bank, permanently reduce the Term Facility to the extent it is not utilized. At any time, the amount of the Term Facility will be permanently reduced at the time of and by the amount of any repayment pursuant to Section 9.01(a). Any other repayment of credit outstanding under the Term Facility shall not cause a reduction in the amount of the Term Facility.

2.03 TERMINATION OF TERM FACILITY. The Term Facility shall terminate upon the earliest to occur of:

          (i)   an Event of Default;

          (ii) the date on which the Term Facility has been permanently reduced to zero pursuant to Section 2.02; and

          (iii) the Maturity Date.

Upon the termination of the Term Facility, the right of the Borrower to obtain any credit thereunder and all of the obligations of the Bank to extend credit thereunder shall automatically terminate.


                                    ARTICLE 3
                     GENERAL PROVISIONS RELATING TO CREDITS

3.01 TYPES OF CREDIT AVAILMENTS.     Subject to the terms and conditions
hereof, the Borrower may obtain credit under the Term Facility by way of one or more Prime Rate Loans, Base Rate Canada Loans, LIBOR Loans, Bankers' Acceptances and Letters; provided, however, that the aggregate amount of credit outstanding hereunder by way of Letters shall not at any time exceed U.S. $5,000,000 or the Canadian Dollar Equivalent thereof.

3.02 FUNDING OF LOANS.    The Bank shall make available the principal amount of
each Loan to the Borrower, in the appropriate currency, prior to 11:00 a.m. (Toronto time) on the date of the extension of credit. The Bank shall, upon fulfilment by the Borrower of the terms and conditions set forth in Article 10, make such funds available to the Borrower on the date of the credit by crediting the applicable Designated Account (or causing such account to be credited) unless otherwise irrevocably authorized and directed in the Drawdown Notice. Each drawdown of, rollover of or conversion into a LIBOR Loan shall be in a principal amount of at least U.S. $1,000,000 which is an integral multiple of U.S. $100,000. Each drawdown of or conversion into a Base Rate Canada Loan shall be in a principal amount of at least U.S. $500,000 which is an integral multiple of U.S. $50,000. Each drawdown of or conversion into a Prime Rate Loan shall be in a principal amount of at least Cdn. $100,000 which is an integral multiple of Cdn. $10,000.

3.03 FUNDING OF BANKERS' ACCEPTANCES.

     (a) The Bank shall, not later than 11:00 a.m. (Toronto time) on the date of an extension of credit by way of Bankers' Acceptances, accept drafts of the Borrower which are presented to it for acceptance prior to the date of the credit and which have an aggregate face amount equal to the total credit being extended by way of Bankers' Acceptances on such date. With respect to each drawdown of, rollover of or conversion into Bankers' Acceptances, the Bank shall not be required to accept any draft which has a face amount which is not an integral multiple of Cdn. $100,000.

     (b) In the appropriate Drawdown Notice, Rollover Notice or Conversion Notice, the Borrower shall elect whether the Bank shall purchase the Bankers' Acceptances or whether the Bankers' Acceptances shall be sold by the Borrower to someone other than the Bank.

     (c) With respect to Bankers' Acceptances which are not to be purchased by the Bank, the Bank shall deliver the Bankers' Acceptances to the Borrower or as the Borrower may direct in writing against receipt of payment of the acceptance fees in respect thereof calculated in accordance with Section 7.05. With respect to Bankers' Acceptance which are to be purchased by the Bank, the Bank shall retain the Bankers' Acceptances for its own account and shall be deemed to have purchased them for a purchase price equal to the BA Discounted Proceeds therefor. The Bank may at any time and from time to time hold, sell, rediscount or otherwise dispose of any and all Bankers' Acceptances accepted and purchased by it. Upon retention of the Bankers' Acceptances as aforesaid, the Bank shall make the BA Proceeds with respect to such Bankers' Acceptances available to the Borrower on the date of such extension of credit by crediting the Designated Account.

     (d) The Borrower shall provide for payment to the Bank of the face amount of each Bankers' Acceptance at its maturity, either by payment of such amount or through an extension of credit hereunder or through a combination of both. The Borrower hereby waives presentment for payment of Bankers' Acceptances by the Bank and any defence to payment of amounts due to the Bank in respect of the Bankers' Acceptance which might exist by reason of such Bankers' Acceptance being held at maturity by the Bank and agrees not to claim from the Bank any days of grace for the payment at maturity of Bankers' Acceptances.

     (e) If the Bank determines in good faith, which determination shall be final, conclusive and binding upon the Borrower, and notifies the Borrower that, by reason of circumstances affecting the Canadian money market, there is no market for Bankers' Acceptances, then:

          (i) the right of the Borrower to have credit extended to it by way of Bankers' Acceptances shall be suspended until the Bank determines that the circumstances causing such suspension no longer exist and the Bank so notifies the Borrower; and

          (ii) any Drawdown Notice, Conversion Notice or Rollover Notice in respect of a proposed extension of credit by way of Bankers' Acceptances which is outstanding shall be deemed to request an extension of credit by way of Prime Rate Loan.

3.04 SAFEKEEPING OF DRAFTS.     The Bank agrees that, in respect of the
safekeeping of executed drafts of the Borrower which are delivered to it for acceptance hereunder, it shall exercise the same degree of care which the Bank gives to its own property, provided that the Bank shall not be deemed to be an insurer thereof.

3.05 INABILITY TO FUND U.S. DOLLAR ADVANCES IN CANADA.     If the Bank
determines in good faith, which determination shall be final, conclusive and binding on the Borrower, and the Bank notifies the Borrower that (i) by reason of circumstances affecting financial markets inside or outside Canada, deposits of United States dollars are unavailable to the Bank in Canada, (ii) adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided in the definition of LIBOR or Alternate Base Rate Canada, as the case may be, (iii) the making or continuation of United States dollar advances in Canada has been made impracticable by the occurrence of a contingency (other than a mere increase in rates payable by the Bank to fund the advance) which materially and adversely affects the funding of the advances at any interest rate computed on the basis of LIBOR or the Alternate Base Rate Canada, as the case may be, or by reason of a change in any applicable law or government regulation, guideline or order (whether or not having the force of law but, if not having the force of law, one with which a responsible Canadian chartered bank would comply) or in the interpretation thereof by any Governmental Authority affecting the Bank or any relevant financial market, or (iv) any change to present law or any future law, regulation, order, treaty or official directive (whether or not having the force of law but, if not having the force of law, one with which a responsible Canadian chartered bank would comply) or any change therein or any interpretation or application thereof by any Governmental Authority has made it unlawful for the Bank to make or maintain or give effect to its obligations in respect of United States dollar advances in Canada as contemplated herein, then

     (a) the right of the Borrower to obtain any affected Base Rate Canada Loan or LIBOR Loan from the Bank shall be suspended until the Bank determines that the circumstances causing such suspension no longer exist and the Bank so notifies the Borrower;

     (b) if any affected Base Rate Canada Loan or LIBOR Loan is not yet outstanding, any applicable Drawdown Notice or Conversion Notice shall be cancelled and the advance requested therein shall not be made;

     (c) if any LIBOR Loan is already outstanding at any time when the right of the Borrower to obtain credit by way of a LIBOR Loan is suspended, it shall, subject to the Borrower having the right to obtain credit by way of a Base Rate Canada Loan at such time, be converted on the last day of the Interest Period applicable thereto (or on such earlier date as may be required to comply with any applicable law) to a Base Rate Canada Loan in the principal amount equal to the principal amount of the LIBOR Loan or, if the Borrower does not have the right to obtain credit by way of a Base Rate Canada Loan at such time, such LIBOR Loan shall be converted on the last day of the Interest Period applicable thereto (or on such earlier date as may be required to comply with any applicable law) to a Prime Rate Loan in the principal amount equal to the Canadian Dollar Equivalent of the principal amount of such LIBOR Loan; and

     (d) if any Base Rate Canada Loan is already outstanding at any time when the right of the Borrower to obtain credit by way of a Base Rate Canada Loan is suspended, it shall, subject to the Borrower having the right to obtain credit by way of a LIBOR Loan at such time, be immediately converted to a LIBOR Loan in the principal amount equal to the principal amount of the Base Rate Canada Loan and having an Interest Period of one month or, if the Borrower does not have the right to obtain credit by way of a LIBOR Loan at such time, it shall be immediately converted to a Prime Rate Loan in the principal amount equal to the Canadian Dollar Equivalent of the principal amount of the Base Rate Canada Loan.

3.06 TIME AND PLACE OF PAYMENTS.     Unless otherwise expressly provided
herein, the Borrower shall make all payments pursuant to this Agreement by deposit to the applicable Designated Account before 12:00 noon (Toronto time) on the day specified for payment and the Bank shall be entitled to withdraw the amount of any payment due to the Bank hereunder from such accounts on the day specified for payment.

3.07 EVIDENCE OF INDEBTEDNESS.     The Bank shall maintain accounts wherein the
Bank shall record the amount of credit outstanding hereunder, each payment of principal and interest on account of each Loan, each Bankers' Acceptance accepted and cancelled, each Letter issued and drawn upon and all other amounts becoming due to and being paid to the Bank hereunder, including acceptance fees, Letter fees and standby fees. The Bank's accounts constitute, in the absence of manifest error, prima facie evidence of the indebtedness of the Borrower to the Bank pursuant to this Agreement.

3.08 GENERAL PROVISIONS RELATING TO ALL LETTERS.

     (a) The obligations of the Borrower hereunder with respect to Letters shall be absolute, unconditional and irrevocable and shall not be reduced by any event or occurrence including, without limitation, any lack of validity or enforceability of any such Letter, or any Draft with respect thereto paid or acted upon by the Bank or any of its correspondents being fraudulent, forged, invalid or insufficient in any respect, or any claims which the Borrower may have against any beneficiary or transferee of any such Letter; provided, however, that nothing herein shall adversely affect the rights of the Borrower to commence any proceeding against the Bank for any wrongful payments made by the Bank under a Letter as a result of acts or omissions constituting gross negligence or wilful misconduct on the part of the Bank. The obligations of the Borrower hereunder with respect to Letters shall remain in full force and effect and shall apply to any amendment to or extension of the expiration date of any such Letter.

     (b) Any action, inaction or omission taken or suffered by the Bank or any of the Bank's correspondents under or in connection with a Letter or any Draft made thereunder, if in good faith and in conformity with foreign or domestic laws, regulations or customs applicable thereto, shall be binding upon the Borrower and shall not place the Bank or any of its correspondents under any resulting liability to the Borrower. Without limiting the generality of the foregoing, the Bank and its correspondents may receive, accept or pay as complying with the terms of a Letter, any Draft thereunder, otherwise in order which may be signed by, or issued to, the administrator or any executor of, or the trustee in bankruptcy of, or the receiver for any property of, or other person or entity acting as the representative or in the place of, such beneficiary or its successors and assigns. The Borrower covenants, except where fraud exists in respect of the underlying transaction, that it will not take any steps, issue any instructions to the Bank or any of its correspondents or institute any proceedings intended to derogate from the right or ability of the Bank or its correspondents to honour and pay any Draft or Drafts.

     (c) The Borrower agrees that the Bank shall have no liability to it for any reason in respect of the issuance of any Letter other than on account of the Bank's gross negligence or wilful misconduct.

     (d) The Uniform Customs and Practice for Documentary Credits as most recently published by the International Chamber of Commerce (the "UCP") shall in all respects apply to each Letter and shall be deemed for such purpose to be a part hereof as if fully incorporated herein. In the event of any conflict between the UCP and the laws of the Province of Ontario, the UCP shall prevail to the extent necessary to remove the conflict.

3.09 NOTICE PERIODS.     Each Drawdown Notice, Rollover Notice and Conversion
Notice shall be given to the Bank:

     (a) prior to 12:00 noon (Toronto time) on the third Business Day prior to the date of a drawdown of, rollover of, conversion into or conversion of a LIBOR Loan or Bankers' Acceptance or the issuance of a Letter; and

     (b) prior to 12:00 noon (Toronto time) on the first Business Day prior to the date of any other drawdown, rollover or conversion.


                                    ARTICLE 4
                                    DRAWDOWNS

4.01 DRAWDOWN NOTICE.     Subject to Section 3.05 and provided that all of the
applicable conditions precedent set forth in Article 10 have been fulfilled by the Borrower or waived by the

Bank, the Borrower may, from time to time, obtain credit hereunder by giving to the Bank an irrevocable notice in substantially the form of Schedule B hereto ("Drawdown Notice") specifying

     (a)  the date the credit is to be obtained;

     (b) whether the credit is to be obtained by way of Prime Rate Loan, Base Rate Canada Loan, LIBOR Loan, Bankers' Acceptance or Letter;

     (c) in the case of any credit to be obtained by way of a Loan, the principal amount of the Loan;

     (d) if the credit is to be obtained by way of LIBOR Loan, the applicable Interest Period;

     (e) if the credit is to be obtained by way of Bankers' Acceptances, the aggregate face amount of the Bankers' Acceptances to be issued and the term of the Bankers' Acceptances;

     (f) if the credit is to be obtained by way of Letter, the date of issuance of the Letter, the named beneficiary of the Letter, the maturity date and amount of the Letter, the currency in which the Letter is to be denominated and all other terms of the Letter; and

     (g) the details of any irrevocable authorization and direction pursuant to Section 3.02.


                                    ARTICLE 5
                                    ROLLOVERS

5.01 BANKERS' ACCEPTANCES.     Provided that the Borrower has, by giving notice
to the Bank in accordance with Section 5.03, requested the Bank to accept its drafts to replace all or a portion of outstanding Bankers' Acceptances as they mature, the Bank shall, on the maturity of such Bankers' Acceptances and concurrent with the payment by the Borrower to the Bank of the face amount of such Bankers' Acceptances or the portion thereof to be replaced, accept the Borrower's draft or drafts having an aggregate face amount equal to the aggregate face amount of the matured Bankers' Acceptances or the portion thereof to be replaced in accordance with Section 3.03.

5.02 LIBOR LOANS.     Subject to Section 3.05 and provided that the Borrower
has, by giving notice to the Bank in accordance with Section 5.03, requested the Bank to continue to extend credit by way of LIBOR Loans to replace all or a portion of an outstanding LIBOR Loan as it matures, the Bank shall, on the maturity of such LIBOR Loan, continue to extend credit to the Borrower by way of a LIBOR Loan (without the same constituting a further advance of funds to the Borrower) in the principal amount equal to the principal amount of the matured LIBOR Loan or the portion thereof to be replaced.

5.03 ROLLOVER NOTICE.     The notice to be given to the Bank pursuant to
Section 5.01 or 5.02 ("Rollover Notice") shall be irrevocable, shall be in substantially the form of Schedule C hereto and shall specify:

     (a) the maturity date of the maturing Bankers' Acceptances or the maturing LIBOR Loan, as the case may be;

     (b) the face amount of the maturing Bankers' Acceptances or the principal amount of the maturing LIBOR Loan, as the case may be, and the portion thereof to be replaced;

     (c) in the case of a maturing LIBOR Loan, the Interest Period or Interest Periods of the replacement LIBOR Loans; and

     (d) in the case of maturing Bankers' Acceptances, the aggregate face amount of the new Bankers' Acceptances to be issued and the term of the new Bankers' Acceptances.


                                    ARTICLE 6
                                   CONVERSIONS

6.01 CONVERTING LOAN TO OTHER TYPE OF LOAN.     Subject to Sections 3.01 and
3.05 and provided that the Borrower has, by giving notice to the Bank in accordance with Section 6.04, requested the Bank to convert all or a portion of an outstanding Loan of a particular type into another type of Loan, the Bank shall, on the date of conversion (which, in the case of the conversion of all or a portion of an outstanding LIBOR Loan, shall be the date on which such Loan matures), continue to extend credit to the Borrower by way of the type of Loan into which the outstanding Loan or a portion thereof is converted (without the same constituting a further advance of funds to the Borrower) in the aggregate principal amount equal to the principal amount or the Exchange Equivalent of the principal amount, as the case may be, of the outstanding Loan or the portion thereof which is being converted.

6.02 CONVERTING LOAN TO BANKERS' ACCEPTANCES.     Subject to Section 3.01 and
provided that the Borrower has, by giving notice to the Bank in accordance with
Section 6.04, requested the Bank to accept its drafts to replace all or a portion of an outstanding Loan and, if a LIBOR Loan is to be replaced the date of conversion is the date on which such Loan matures, the Bank shall, on the date of conversion and concurrent with the payment by the Borrower to the Bank of the principal amount of such outstanding Loan or the portion thereof which is being converted, accept the Borrower's draft or drafts having an aggregate face amount equal to the aggregate principal amount of such Loan or the portion thereof which is being converted (if a Prime Rate Loan is being converted into a Bankers' Acceptance) or the Canadian Dollar Equivalent of the aggregate principal amount of such Loan or the portion thereof which is being converted (if a Base Rate Canada Loan or LIBOR Loan is being converted into a Bankers' Acceptance), such acceptance to be in accordance with Section 3.03.

6.03 CONVERTING BANKERS' ACCEPTANCES TO LOAN.     The Bank shall, on the
maturity date of a Bankers' Acceptance which the Bank has accepted, pay to the holder thereof the face amount of such Bankers' Acceptance. Subject to Sections
3.01 and 3.05 and provided that the Borrower has, by giving notice to the Bank in accordance with Section 6.04, requested the Bank to convert all or a portion of outstanding maturing Bankers' Acceptances into a Loan, the Bank shall, upon the maturity date of such Bankers' Acceptances and the payment by the Bank to the holders of such Bankers' Acceptances of the aggregate face amount thereof and concurrent with the payment by the Borrower to the Bank of the aggregate face amount of such Bankers' Acceptances, extend credit to the Borrower by way of the Loan into which the matured Bankers' Acceptances or a portion thereof are converted in the aggregate principal amount equal to the aggregate face amount or the Exchange Equivalent of the aggregate face amount, as the case may be, of the matured Bankers' Acceptances or the portion thereof which are being converted.

6.04 CONVERSION NOTICE.     The notice to be given to the Bank pursuant to
Section 6.01, 6.02 or 6.03 ("Conversion Notice") shall be irrevocable, shall be in substantially the form of Schedule D hereto and shall specify:

     (a) whether an outstanding Loan or Bankers' Acceptances are to be converted and, if an outstanding Loan is to be converted, the type of Loan to be converted;

     (b)  the date on which the conversion is to take place;

     (c) the face amount of the Bankers' Acceptances or the portion thereof which is to be converted or the principal amount of the Loan or the portion thereof which is to be converted;

     (d) the type and amount of the Loan or Bankers' Acceptances into which the outstanding Loan or Bankers' Acceptances are to be converted;

     (e) if an outstanding Loan or Bankers' Acceptances are to be converted into a LIBOR Loan, the applicable Interest Period; and

     (f) if an outstanding Loan is to be converted into Bankers' Acceptances, the aggregate face amount of the new Bankers' Acceptances to be issued and the term of the new Bankers' Acceptances.

6.05 ABSENCE OF NOTICE.     Subject to Section 3.05, in the absence of a
Rollover Notice or Conversion Notice within the appropriate time periods referred to herein, a maturing LIBOR Loan shall be automatically converted to a Base Rate Canada Loan and a maturing Bankers'

Acceptance shall be automatically converted to a Prime Rate Loan as though a notice to such effect had been given in accordance with Section 6.04.

6.06 CONVERSION BY BANK.    Upon written notice to such effect to the Borrower
at such time as a Default has occurred and is continuing, the Bank may, on the maturity date of a Bankers' Acceptance or a LIBOR Loan, convert such Bankers' Acceptance into a Prime Rate Loan and convert such LIBOR Loan into a Base Rate Canada Loan as though a notice to such effect had been given in accordance with
Section 6.04.


                                    ARTICLE 7
                                INTEREST AND FEES

7.01 INTEREST RATES.     The Borrower shall pay to the Bank interest on the
outstanding principal amount from time to time of each Loan and on overdue interest thereon, at the rate per annum equal to:

     (a)  in the case of each Prime Rate Loan, the Prime Rate;

     (b) in the case of each Base Rate Canada Loan, the Alternate Base Rate Canada;

     (c)  in the case of each LIBOR Loan, LIBOR plus the Applicable Margin.

7.02 CALCULATION AND PAYMENT OF INTEREST.

     (a) Interest on the outstanding principal amount from time to time of each Prime Rate Loan and on overdue interest thereon shall accrue from day to day from and including the date on which credit is obtained by way of such Loan or on which such overdue interest is due, as the case may be, to but excluding the date on which such Loan or overdue interest, as the case may be, is paid in full (both before and after maturity and as well after as before judgment) and shall be calculated on the basis of the actual number of days elapsed divided by 365 or 366 in the case of a leap year.

     (b) Interest on the outstanding principal amount from time to time of each LIBOR Loan and Base Rate Canada Loan and on overdue interest thereon shall accrue from day to day from and including the date on which credit is obtained by way of such Loan or on which such overdue interest is due, as the case may be, to but excluding the date on which such Loan or overdue interest, as the case may be, is paid in full (both before and after maturity and as well after as before judgment) and shall be calculated on the basis of the actual number of days elapsed divided by 360.

     (c)  Accrued interest shall be paid,

          (i) in the case of interest on Prime Rate Loans and Base Rate Canada Loans and on overdue interest thereon, quarterly in arrears on the last day of each Fiscal Quarter; and

          (ii) in the case of interest on LIBOR Loans, on the last day of the applicable Interest Period; provided that, in the case of Interest Periods of a duration longer than three months, accrued interest shall be paid no less frequently than every three months from the first day of such Interest Period during the term of such Interest Period and on the date on which such LIBOR Loans are otherwise required to be repaid.

7.03 GENERAL INTEREST RULES.

     (a) For the purposes hereof, whenever interest is calculated on the basis of a period other than a calendar year (the "Relevant Period"), each rate of interest determined pursuant to such calculation expressed as an annual rate for the purposes of the Interest Act (Canada) is equivalent to such rate as so determined multiplied by the actual number of days in the calendar year in which the same is to be ascertained and divided by the number of days in the Relevant Period.

     (b) Interest on each Loan and on overdue interest thereon shall be payable in the currency in which such Loan is denominated during the relevant period.

     (c) If the Borrower fails to pay any fee or other amount (other than principal or interest) of any nature payable by it hereunder on the due date therefor, the Borrower shall pay to the Bank interest on such overdue amount in the same currency as such overdue amount is payable from and including such due date to but excluding the date of actual payment (as well after as before judgment) at the rate per annum, calculated and compounded monthly, which is equal to:

          (i) the Alternate Base Rate Canada plus 2% in the case of overdue amounts denominated in U.S. dollars; and

          (ii) the Prime Rate plus 2% in the case of all other overdue amounts.

7.04 SELECTION OF INTEREST PERIODS.     With respect to each LIBOR Loan, the
Borrower shall specify in the Drawdown Notice, Rollover Notice or Conversion Notice, the duration of the Interest Period provided that:

     (a) Interest Periods shall have a duration of one, two, three or six months;

     (b) the first Interest Period for a LIBOR Loan shall commence on and include the day on which credit is obtained by way of such Loan and each subsequent Interest

          Period applicable thereto shall commence on and include the date of the expiry of the immediately preceding Interest Period applicable thereto; and

     (c) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day falls in the next calendar month, in which case such Interest Period shall be shortened to end on the immediately preceding Business Day.

7.05 ACCEPTANCE FEES.     Upon the acceptance of any Bankers' Acceptance, the
Borrower shall pay to the Bank, in advance, an acceptance fee calculated at the rate per annum, on the basis of a year of 365 days, equal to the Corporate B/A Fee plus the Applicable Margin on the face amount of such Bankers' Acceptance for its term, being the actual number of days in the period commencing on the date of acceptance of the Bankers' Acceptance and ending on but excluding the maturity date of the Bankers' Acceptance; provided, however, that such fee shall not be less than $100 with respect to any single transaction involving the issuance of one or more Bankers' Acceptances. The said acceptance fee shall be paid directly to the Bank (if the Bankers' Acceptances are not to be purchased by the Bank) or shall be paid by deduction from the BA Discounted Proceeds (if the Bankers' Acceptances are to be purchased by the Bank), in each case in accordance with Section 3.03(c).

7.06 ARRANGEMENT FEE. Upon the execution and delivery of this Agreement, the Borrower shall pay to the Bank the arrangement fee provided for in the fee letter agreement from the Bank to the Guarantor dated January 5, 1996 and accepted by the Guarantor on January 9, 1996. Such fee shall be non-refundable and shall be fully earned when due.

7.07 STANDBY FEE.     On the last day of each Fiscal Quarter, the Borrower
shall pay to the Bank, in arrears, a standby fee calculated at the rate per annum, on the basis of a year of 365 days or 366 days in the case of a leap year, equal to the Applicable Margin of the Available Credit on each day during such Fiscal Quarter, such fee to accrue daily from the date of the execution and delivery of this agreement.

7.08 LETTER FEES.     On the last day of each Fiscal Quarter, the Borrower
shall, with respect to each outstanding Letter, pay to the Bank in arrears a fee calculated at a rate per annum equal to the Applicable Margin, on the basis of a year of 365 days or 366 days in the case of leap year, on the outstanding amount of the Letter on each day during such Fiscal Quarter. In addition to the foregoing, the Borrower shall pay to the Bank customary fees and charges in respect of Letters (including, without limitation, fees charged in respect of amendments to Letters) in amounts and upon terms which accord with the then prevailing practice of the Bank. Furthermore, upon the date of issuance of any Letter, the Borrower shall pay to the Bank in advance an issuing fee, calculated at a rate of 0.125% per annum on the basis of a year of 365 days, on the amount of the Letter for a period of time equal to its term.

7.09 PRICING ADJUSTMENTS.    Applicable Margin will be determined by the Bank
for each quarter of each calendar year (the "Current Quarter") in accordance with the amount of the Consolidated Funded Debt to Cash Flow Ratio reported in the Guarantor Compliance Certificate delivered by the Guarantor pursuant to the Guarantee for the immediately preceding calendar quarter (the "Preceding Quarter"). Such determination shall be based on the calculation of the Consolidated Funded Debt to Cash Flow Ratio for the Preceding Quarter and shall apply from and including the first day of the Current Quarter until and including the last day of the Current Quarter. Prior to the date in the Current Quarter on which the Bank receives the Guarantor Compliance Certificate for the Preceding Quarter which is required to be delivered during the Current Quarter, the Applicable Margin shall be the same as was applicable in the Preceding Quarter, subject to any necessary adjustment pursuant to this Section 7.09 upon receipt of such subsequent Guarantor Compliance Certificate, effective as of the beginning of the Current Quarter; provided that the Applicable Margin for any day after the forty-fifth day of any calendar quarter during which the Guarantor shall not deliver a Guarantor Compliance Certificate shall be 1.0% per annum, effective until the day such certificate is delivered. If the subsequent Guarantor Compliance Certificate shall indicate that the Applicable Margin should have been increased for the Current Quarter pursuant to this Section 7.09, the Borrower shall, on the date of delivery of such Guarantor Compliance Certificate, pay to the Bank equal to the difference between (A) the aggregate amount of interest which would theretofore have been payable during such Current Quarter had such increase been made on the first day of such Current Quarter and
(B) the amount of interest which was actually paid during such Current Quarter. If such Guarantor Compliance Certificate shall indicate that the Borrower paid more interest than would have been required if any reduction therein required by this Section 7.09 has commenced on the first day of such Current Quarter, any such excess payment shall be credited to future payments of interest and other amounts payable to the Borrower hereunder. Any such credit to future payments of interest shall in each case be made first to the next occurring payment of interest due hereunder.


                                    ARTICLE 8
                 RESERVE, CAPITAL, INDEMNITY AND TAX PROVISIONS

8.01 CONDITIONS OF CREDIT.     The obtaining or maintaining of credit hereunder
shall be subject to the terms and conditions contained in this Article 8.

8.02 CHANGE OF CIRCUMSTANCES.

     (a) If, after the date hereof, the introduction of or any change in or in the interpretation of, or any change in its application to the Bank of, any law or any regulation or guideline of general application issued by any central bank or other governmental authority (whether or not having the force of law but, if not having the force of law, one with which a responsible Canadian chartered bank would comply), including, without limitation, any reserve or special deposit requirement or any tax (other than tax on the Bank's income, capital, receipts or franchise) or any capital requirement of general application, has, due to the Bank's compliance, the effect, directly or indirectly, of (i) increasing the cost to the Bank of performing its obligations hereunder; (ii) reducing any amount received or receivable by the Bank hereunder or its effective return hereunder or on its capital; or (iii) causing the Bank to make any payment or to forego any return based on any amount received or receivable by the Bank hereunder, then upon demand from time to time the Borrower shall pay such amount as shall compensate the Bank for any such cost, reduction, payment or forgone return; provided that the Borrower shall be obligated under this paragraph to compensate the Bank for capital adequacy requirements measured against its outstanding obligations hereunder only to the extent such capital adequacy requirements are in excess of the capital adequacy requirements in force on the date of this agreement. Any certificate of the Bank providing reasonable detail in respect of the foregoing will be prima facie evidence of the amount due to the Bank pursuant to the foregoing, except for manifest error, provided that the Bank shall determine the amounts owing to it in good faith using any reasonable averaging and attribution methods.

     (b) The Bank agrees that, as promptly as practicable after it becomes aware of the occurrence of an event or the existence of a condition that would cause it to seek additional amounts from the Borrower pursuant to Section 8.02(a), it will use reasonable efforts to make, fund or maintain the affected Loans, Bankers' Acceptances or Letters through another lending office or take such other actions as it deems appropriate if as a result thereof the additional moneys which would otherwise be required to be paid in respect of such Loans, Bankers' Acceptances or Letters pursuant to Section 8.02(a), would be reduced and if, as determined by the Bank in its sole discretion, the making, funding or maintaining of such affected Loans, Bankers' Acceptances or Letters through such other lending office or the taking of such other actions would not otherwise adversely affect such Loans, Bankers' Acceptances or Letters or the Bank and would not, in the Bank's sole discretion, be commercially unreasonable.

8.03 INDEMNITY RELATING TO CREDITS.     Upon notice from the Bank to the
Borrower (which notice shall be accompanied by a detailed calculation of the amount to be paid by the Borrower), the Borrower shall pay to the Bank such amount or amounts as will compensate the Bank for any loss, cost or expense incurred by it:

     (a) in the liquidation or redeposit of any funds acquired by the Bank to fund or maintain any portion of a LIBOR Loan as a result of:

          (i) the failure of the Borrower to borrow or make repayments on the dates specified under this agreement or in any notice from the Borrower to the Bank; or

          (ii) the repayment or prepayment of any amounts on a day other than the payment dates prescribed herein; or

     (b) with respect to any Bankers' Acceptance or Letter, arising from claims or legal proceedings, and including reasonable legal fees and disbursements, respecting the collection of amounts owed by the Borrower hereunder in respect of such Bankers' Acceptance or Letter or the enforcement of the Bank's rights hereunder in respect of such Bankers' Acceptance or Letter including, without limitation, legal proceedings attempting to restrain the Bank from paying any amount under such Bankers' Acceptance or Letter.

8.04 INDEMNITY FOR TRANSACTIONAL AND ENVIRONMENTAL LIABILITY.

     (a) The Borrower hereby agrees to indemnify and hold the Bank and each of its shareholders, officers, directors, employees, and agents (collectively, the "Indemnified Parties") free and harmless from and against any and all claims, demands, actions, causes of action, suits, losses, costs, charges, liabilities and damages, and expenses in connection therewith (irrespective of whether such Indemnified Party is a party to the action for which indemnification hereunder is sought), and including, without limitation, reasonable legal fees and out of pocket disbursements and amounts paid in settlement which are approved by the Borrower (collectively in this Section 8.04(a), the "Indemnified Liabilities"), incurred or suffered by, or asserted against, the Indemnified Parties or any of them as a result of, or arising out of, or relating to (i) the extension of credit contemplated herein, (ii) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of any credit extended hereunder, (iii) any actual or threatened investigation, litigation or other proceeding relating to any credit extended or proposed to be extended as contemplated herein or (iv) the execution, delivery, performance or enforcement of this agreement and any instrument, document or agreement executed pursuant hereto, except for any such Indemnified Liabilities that a court of competent jurisdiction determined arose on account of the relevant Indemnified Party's negligence or willful misconduct.

     (b) Without limiting the generality of the indemnity set out in the preceding clause (a), the Borrower hereby further agrees to indemnify and hold the Indemnified Parties free and harmless from and against any and all claims, demand, actions, causes of action, suits, losses, costs, charges, liabilities and damages, and expenses in connection therewith, including, without limitation, reasonable legal fees and out of pocket disbursements and amounts paid in settlement which are approved by the Borrower, of any and every kind whatsoever paid (collectively in this Section 8.04(b), the "Indemnified Liabilities"), incurred or suffered by, or asserted against, the Indemnified Parties or any of them for, with respect to, or as a direct or indirect result of, (i) the presence on or under, or the escape, seepage, leakage, spillage, discharge, emission or release from, any real property legally or beneficially owned (or any estate or interest which is owned), leased, used or operated by the Borrower or its Subsidiaries of any Hazardous Material and (ii) any other violation of an Environmental Law affecting the Borrower or any of its subsidiaries or their respective properties, regardless of whether caused by, or within the control of, the Borrower or its Subsidiaries, except for any such Indemnified Liabilities that a court of competent jurisdiction determined arose on account of the relevant Indemnified Party's negligence or willful misconduct.

     (c) All obligations provided for in this Section 8.04 shall survive indefinitely the permanent repayment of the outstanding credit hereunder and the termination of the Term Facility. The obligations provided for in this Section
8.04 shall not be reduced or impaired by any investigation made by or on behalf of the Bank.

     (d) The Borrower hereby agrees that, for the purposes of effectively allocating the risk of loss placed on the Borrower by this Section 8.04, the Bank shall be deemed to be acting as the agent or trustee on behalf of and for the benefit of its shareholders, officers, directors, employees and agents.

     (e)  If, for any reason, the obligations of the Borrower pursuant to this
Section 8.04 shall be unenforceable, the Borrower agrees to make the maximum contribution to the payment and satisfaction of each obligation that is permissible under applicable law.

8.05 PAYMENTS FREE AND CLEAR OF TAXES.    The Borrower hereby agrees that:

     (a) Any and all payments made hereunder by the Borrower to or for the benefit of the Bank ("Applicable Payments") shall be made free and clear of, and without deduction for, any and all present or future taxes, levies, imposts, deductions, charges, fees, duties or withholding or other charges of any nature imposed by any taxing authority, and all liabilities with respect thereto, imposed by any jurisdiction (the "Applicable Jurisdiction") as a consequence or result of any action taken by the Borrower, including the making of any Applicable Payment but excluding, in the case of the Bank, taxes imposed on its net income or capital taxes or receipts and franchise taxes (all such non-excluded taxes, levies, imposts, deductions, charges, fees, duties, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any Applicable Payment to the Bank, the sum so payable to the Bank shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 8.05) the Bank receives an amount equal to the sum it would have received had no such deductions been made.

     (b) The Borrower hereby indemnifies and holds harmless the Bank for the full amount of Taxes and for any incremental Taxes due to the Borrower's failure to remit to the Bank the required receipts or other required documentary evidence or due to the Borrower's failure to pay any Taxes when due to the appropriate taxing authority (including, without limitation, any Taxes imposed by any jurisdiction on amounts payable under this Section 8.05) paid by the Bank and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes were correctly or legally assessed. If the Bank pays any Taxes, it shall promptly notify the Borrower of such payment and, if such payment was made pursuant to an incorrect or illegal assessment, shall reasonably cooperate with the Borrower, at the expense of the Borrower, in any dispute of such assessment. Payment pursuant to this indemnification shall be made within 45 days from the date the Bank makes written demand therefor.

     (c) Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this

          Section 8.05 shall survive for a period of five years following the later of the permanent repayment of the outstanding credit hereunder and the termination of the Credit Facilities.

                                    ARTICLE 9
                           REPAYMENTS AND PREPAYMENTS

9.01 REPAYMENTS.

     (a) The aggregate credit outstanding under the Term Facility shall be repaid by the Borrower to the Bank in full on the Maturity Date.

     (b) Not less than 60 days nor more than 90 days before the then current Maturity Date, the Borrower may, by written request delivered to the Bank, request that the Maturity Date be extended for a period of 364 days from the then current Maturity Date. Such extension shall only be effective upon approval thereof in writing by the Bank, and the execution and delivery of such amendments to the Loan Documents and other documents (including, without limitation, amendments to Collateral Documents) as the Bank may require in connection with such extension. The Bank may accept or reject any request for an extension in its sole and absolute discretion. The Bank shall use reasonable efforts to accept or reject any such request written 30 days after receiving same, provided that any failure by the Bank to respond to such a request within such time period shall be deemed to be a rejection thereof.

9.02 VOLUNTARY PREPAYMENTS.     The Borrower shall be entitled to prepay all or
any portion of the outstanding credit under the Term Facility (other than the prepayment of Bankers' Acceptances on any day other than the last day of their term) at any time without bonus or penalty provided that (i) notice of such prepayment is given the Bank at least five Business Days prior to the date of such prepayment and (ii) Section 8.03(a) shall be complied with in connection with any such payment. Amounts which are so prepaid may be reborrowed.

9.03 REPAYMENTS OF CREDIT EXCESS.     The Borrower shall repay to the Bank on
demand the amount of the Credit Excess as at the maturity date of each Bankers' Acceptance and LIBOR Loan and as at the date of any conversion pursuant to
Article 6.

9.04 REIMBURSEMENT FOR DRAFTS PAID.     The Borrower shall reimburse the Bank
on demand the amount of each and any Draft presented to and paid by the Bank in accordance with each Letter issued by the Bank hereunder (even if, under laws applicable to the rights of the beneficiary of such Letter, a Draft is validly presented after expiry of such Letter) in the currency in which such Letter is denominated. Such reimbursement may be funded by an extension of credit hereunder.

                                   ARTICLE 10
                    CONDITIONS PRECEDENT TO OBTAINING CREDIT

10.01     CONDITIONS PRECEDENT TO ALL CREDIT.     The obligation of the Bank to
extend credit hereunder is subject to fulfilment of the following conditions precedent on the date such credit is extended:

     (a) the Borrower shall have complied with the requirements of Article 4, 5 or 6, as the case may be, in respect of the relevant credit;

     (b) no Default has occurred and is continuing or would arise immediately after giving effect to or as a result of such extension of credit;

     (c)  the representations and warranties of the Borrower contained in
          Section 11.01 and the representations and warranties of the Guarantor contained in the Guarantee shall be true and correct in all material respects on the date such credit is extended as if such representations and warranties were made on such date; and

     (d)  the Term Facility has not been terminated pursuant to Section 2.03.

10.02     CONDITIONS PRECEDENT TO INITIAL DRAWDOWN.     The obligation of the
Bank to extend credit for the first time hereunder is subject to fulfilment of the following conditions precedent on the date such credit is extended:

     (a) the conditions precedent set forth in Section 10.01 have been fulfilled;

     (b) there has not occurred a material adverse change in the consolidated financial position of the Guarantor since September 30, 1995 or in the consolidated financial position of the Borrower since November 30, 1995;

     (c) as continuing collateral security for the Obligations, the Borrower shall have executed and delivered to the Bank the Collateral Documents and the Guarantor shall have executed and delivered to the Bank the Guarantee;

     (d)  the Bank has received, in form and substance satisfactory to the
          Bank:

          (i) a duly certified resolution of the board of directors of each of the Obligors authorizing it to execute, deliver and perform its obligations under each of the Loan Documents to which it is a signatory;

          (ii) a certificate of a senior officer of each of the Obligors setting forth specimen signatures of the individuals authorized to sign each of the Loan Documents to which it is a signatory;

          (iii) a certificate of a senior officer of the Borrower certifying that no Default has occurred and is continuing or would arise immediately after giving effect to or as a result of such extension of credit;

          (iv) a copy of the articles of amalgamation and the by-laws of the Borrower, duly certified by a senior officer of the Borrower;

          (v) a copy of the articles of incorporation and the by-laws of the Guarantor duly certified by a senior officer of the Guarantor, and a certificate of status or good standing in respect of the Guarantor issued by the State of Delaware;

          (vi) all duly completed current account documentation which is required to open the Designated Account;

          (vii) insurance certificates and statements of coverage with respect to the insurance required pursuant to Section 12.01(d);

          (viii)an opinion of the Borrower's counsel in the form attached as Schedule E hereto;

          (ix) an opinion of the Guarantor's counsel in the form attached as Schedule F hereto;

          (x) an opinion of the Bank's counsel in the form attached as Schedule G hereto;

          (xi) an opinion of counsel to each of the Significant Foreign Subsidiaries in the form attached as Schedule H hereto;

          (xii) share certificates representing all of the issued and outstanding shares of each of the Significant Foreign Subsidiaries, duly endorsed in blank for transfer or attached to duly executed stock transfers and powers of attorney; and

          (xiii)all necessary consents and approvals to the transactions contemplated herein;

     (e) the Bank shall have completed, to the Bank's satisfaction, a due diligence review of the Environmental Reports;

     (f) the Bank shall have completed, to its satisfaction, a due diligence review of the contractual and cost sharing relationship between the Borrower and the U.S. Sales Company; and

     (g) all documents and instruments shall have been properly registered, recorded and filed in all places which, and all lien searches shall have been undertaken in all places which, and deliveries of all documents and instruments to the Bank shall have been made which, in the opinion of the Bank's counsel, are desirable or required to make effective the security created or intended to be created by the Borrower in favour of the Bank under the Collateral Documents.

10.03     WAIVER.     The terms and conditions of Sections 10.01 and 10.02 are
inserted for the sole benefit of the Bank and the Bank may waive them in whole or in part, with or without terms or conditions, in respect of any extension of credit, without prejudicing the Bank's right to assert the terms and conditions of Section 10.01 in whole or in part in respect of any other extension of credit.


                                   ARTICLE 11
                         REPRESENTATIONS AND WARRANTIES

11.01     REPRESENTATIONS AND WARRANTIES.     To induce the Bank to enter into
this agreement and to extend credit hereunder, the Borrower hereby represents and warrants to the Bank, as of the date of this agreement and as of the date of each extension of credit hereunder, as follows and acknowledges and confirms that the Bank is relying upon such representations and warranties in entering into this agreement and in extending credit hereunder:

     (a)  ORGANIZATION, ETC.     The Guarantor, the Borrower and each of the
          Subsidiaries of the Borrower is a corporation validly organized and existing and in good standing under the laws of the jurisdiction of its incorporation, is duly qualified to do business and is in good standing in each jurisdiction in which a failure to have such authority could reasonably be expected to have a Material Adverse Effect, and has full power and authority and holds all requisite government licenses, permits and other approvals to enter into and perform its Obligations under each Loan Document to which it is a party and to own and hold under lease its property and to conduct its business substantially as currently conducted by it.

     (b)  DUE AUTHORIZATION, NON CONTRAVENTION, ETC.     The execution,
          delivery and performance by the Borrower of each Loan Document executed or to be executed by it, and the execution, delivery and performance by the Guarantor of each Loan Document executed or to be executed by it are within the Borrower's and the Guarantor's respective corporate powers, have been duly authorized by all necessary corporate action, and do not

          (i)   contravene the Borrower's or the Guarantor's Organic Documents;

          (ii) contravene (A) any material contractual restriction, or (B) any law or governmental regulation or court decree or order binding on or affecting the Borrower or the Guarantor; or

          (iii) result in, or require the creation or imposition of, any Lien (other than the Liens of the Collateral Documents) on any of the Borrower's or the Guarantor's properties.

(c) GOVERNMENT APPROVAL, REGULATION, ETC. No authorization or approval or other action by, and no notice to or filing with, any Governmental Authority or regulatory body or other Person is required for the due execution, delivery or performance by the Borrower or the Guarantor of any Loan Document to which it is a party.

(d) VALIDITY, ETC. Each Loan Document executed by an Obligor will, on the due execution and delivery thereof, constitute, the legal, valid and binding obligations of such Obligor enforceable in accordance with its respective terms, except as such enforceability thereof may be limited by (a) bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

(e) FINANCIAL INFORMATION. The consolidated balance sheet of the Borrower and its Subsidiaries as at November 30, 1995 and the related statement of income, shareholders' equity, if applicable, and cash flow of the Borrower and its Subsidiaries, copies of which have been furnished to the Bank, have been prepared in accordance with GAAP consistently applied and present fairly the consolidated financial condition of the corporations covered thereby as at the date thereof or, as the case may be, the results of their operations for the period then ended.

(f) NO MATERIAL ADVERSE CHANGE. Since November 30, 1995, there has been no material adverse change in the financial condition, operations, assets, business or properties of the Borrower and its Subsidiaries, taken as a whole. Since September 30, 1995, there has been no material adverse change in the financial condition, operations, assets, business or properties of the Guarantor and its Subsidiaries, taken as a whole.

(g) LITIGATION, LABOUR CONTROVERSIES, ETC. Except as disclosed in Item 11.01(g) ("Litigation") of the Disclosure Schedule, there is no pending or, to the knowledge of the Borrower, threatened litigation, action, proceeding, or labour controversy affecting the Borrower or any of its Subsidiaries, or any of their respective properties, businesses, assets or revenues, which, if determined adversely to the Borrower or such Subsidiaries could reasonably be expected to have a Material Adverse Effect or which purports to affect the legality, validity or enforceability of any Loan Document.

(h) SUBSIDIARIES. The Borrower has no Subsidiaries except those Subsidiaries

    (i) which are identified in Item 11.01(h) ("Existing Subsidiaries") of the Disclosure Schedule or successors thereto; or

    (ii) the establishment or acquisition of which would not contravene the terms of this Agreement.

(i) OWNERSHIP OF PROPERTIES. Except as set forth in Items 11.01(i) ("Ownership of Properties") of the Disclosure Schedule, the Borrower and each of its Subsidiaries owns good and marketable title to all of their properties and assets, real and personal, tangible and intangible, of any nature whatsoever (including patents, trademarks, trade names, service marks and copyrights), free and clear of all Liens, charges or claims (including infringement claims with respect to patents, trademarks, copyrights and the like) except as permitted pursuant to Section 12.02(c) or, in the case of claims, charges or defaults to title to any such property or assets not constituting Liens as permitted pursuant to Section 12.02(c), where the existence thereof could not give rise to a Material Adverse Effect.

(j) TAXES. The Borrower and each of its Subsidiaries has filed all income and other material tax returns and reports required by law to have been filed by it and has paid all taxes and governmental charges thereby shown to be owing, except any such taxes or charges which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

(k) ENVIRONMENTAL WARRANTIES. Except as set forth in Item 11.01(k) ("Environmental Matters") of the Disclosure Schedule, to the best of the Borrower's knowledge:

    (i) all facilities and property (including underlying groundwater) owned or leased by the Borrower or any of its Subsidiaries have been, and continue to be, owned or leased by the Borrower and its Subsidiaries in compliance with all Environmental Laws unless the failure to so comply would not, or could not reasonably be expected to, have a Material Adverse Effect;

    (ii) there have been no past, and there are no pending or threatened

(A) claims, complaints, notices or requests for information received by the Borrower or any of its Subsidiaries with respect to any alleged violation of any Environmental Law, or

(B)  complaints, notices or inquiries to
     the Borrower or any of its Subsidiaries regarding potential liability under any Environmental Law which, in any case, could, if determined adversely to the Borrower or its Subsidiary, as the case may be, reasonably be expected to have a Material Adverse Effect;

(iii) there have been no releases of Hazardous Materials at, on or under any property now or previously owned or leased by the Borrower or any of its Subsidiaries that, singly or in the aggregate, have or could reasonably be expected to have, a Material Adverse Effect;

 (iv) the Borrower and its Subsidiaries have been issued and are in material compliance with all permits, certificates, approvals, licenses and other authorizations required by any Environmental Law, except for any such permits, certificates, approvals, licenses or other authorizations the possible consequences of the failure to obtain or comply with which could not reasonably be expected to have a Material Adverse Effect;

 (v) there are no underground storage tanks, active or abandoned, including petroleum storage tanks, on or under any property now or previously owned or leased by the Borrower or any of its Subsidiaries that, singly or in the aggregate, have, or could reasonably be expected to have, a Material Adverse Effect;

 (vi) neither the Borrower nor any Subsidiary of the Borrower has directly transported or directly arranged for the transportation of any Hazardous Material which is the subject of federal, provincial state or local enforcement actions or other investigations which may lead to material claims against the Borrower or such Subsidiary thereof for any remedial work, damage to natural resources or personal injury; and

 (vii) there are no polychlorinated biphenyls or friable asbestos present at any property now or previously owned or leased by the Borrower or any Subsidiary of the Borrower that, singly or in the aggregate, have, or could reasonably be expected to have, a Material Adverse Effect.

(l) ACCURACY OF INFORMATION. All factual information heretofore or contemporaneously furnished by or on behalf of the Borrower in writing to the

Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all other such factual information hereafter furnished by or on behalf of the Borrower in writing to the Bank will be, taken as a whole, true and accurate in every material respect on the date as of which such information is dated or certified and as of the date of execution and delivery of this Agreement by the Bank, and such information is not, or shall not be, as the case may be, in light of the circumstances in which furnished, incomplete by omitting to state any material fact necessary to make such information not misleading.

(m) COMPLIANCE OF LAWS. Except as disclosed in Item 11.01(m) ("Compliance with Laws") of the Disclosure Schedule, each of the Borrower and its Subsidiaries is, and will (both before and after giving effect to the transactions contemplated hereby) be, in compliance with the requirements of all Applicable Laws (including maintenance of all necessary permits, approvals, certificates, licenses and other authorization relating thereto), except for any noncompliance which does not have, and could not reasonably be expected to have, a Material Adverse Effect.

(n) ABSENCE OF DEFAULT. Neither the Borrower nor any of its Subsidiaries is in default in the payment of, or in default in any material respect in the performance of, any obligation applicable to any outstanding Indebtedness.

(o) FINANCIAL CONDITION. After giving effect to the occurrence by the Borrower and the Guarantor of the Obligations and other transactions contemplated to occur on the date hereof and on the date of each extension of credit hereunder:

 (i) the net worth of each of the Borrower and the Guarantor, determined in accordance with GAAP, consistently applied, will not be less than zero,

 (ii) the respective assets of each of the Borrower and the Guarantor, at fair valuation, will exceed its respective liabilities, including contingent liabilities,

 (iii) the respective capital of each of the Borrower and the Guarantor will not be unreasonably small to conduct its respective business, and

 (iv) neither of the Borrower nor the Guarantor have incurred debts, or intends to incur debts, beyond its respective ability to pay such debts as they mature.

(p) SHARE OWNERSHIP. The authorized capital of Vytec Pty, Limited consists of 10,000 ordinary shares of A $1.00 each, of which 2 ordinary shares are issued and outstanding as at the date hereof. Each such share has been issued and is outstanding as fully paid and non-assessable. Other than said issued and outstanding shares of Vytec Pty, Limited, there are issued and outstanding no other shares in the capital of Vytec Pty, Limited nor are there in existence any warrants, rights, debts or securities convertible into shares of the capital of Vytec Pty, Limited or any other evidence whatsoever of an ownership or other like interest in Vytec Pty, Limited. The authorized capital of Vytec Corporation Limited consists of 100 ordinary shares of NZ $1.00 each, of which 100 ordinary shares are issued and outstanding as at the date hereof. Each such share has been issued and is fully paid and non-assessable. Other than said issued and outstanding shares of Vytec Corporation Limited there are no other shares in the capital of Vytec Corporation Limited nor are there in existence any warrants, rights, debts or securities convertible into shares of the capital of Vytec Corporation Limited or any other evidence whatsoever of an ownership or other like interest in Vytec Corporation Limited. The Borrower is the beneficial and registered owner of all of the issued and outstanding shares of Vytec Pty, Limited and the beneficial owner of all of the issued and outstanding shares of Vytec Corporation Limited.

(q) LOCATION OF ASSETS. The material tangible assets of the Borrower are now and will be located at the addresses set forth in Item 11.01(q) ("Location of Assets") of the Disclosure Schedule or such other addresses of which the Borrower has notified the Bank in writing.

(r) SOLVENCY PROCEEDINGS.None of the Guarantor, the Borrower or any Subsidiary has:

 (i) admitted its inability to pay its debts generally as they become due or failed to pay its debts generally as they become due;

 (ii) in respect of itself, filed an assignment or petition in bankruptcy or a petition to take advantage of any insolvency statute;

 (iii) made an assignment for the benefit of its creditors;

 (iv) consented to the appointment of a receiver of the whole or any substantial part of its assets;

 (v) filed a petition or answer seeking a reorganization, arrangement, adjustment or composition in respect of itself under applicable bankruptcy laws or any other applicable law or statute of Canada or the United States or any subdivision thereof; or

 (vi) been adjudged by a court having jurisdiction a bankrupt or insolvent, nor has a decree or order of a court having jurisdiction been entered for the appointment of a receiver, liquidator, trustee or assignee in bankruptcy of the Guarantor, the Borrower and the Subsidiaries of the Borrower with such decree or order having remained in force and undischarged or unstayed for a period of 30 days.

 For purposes of this Section, "debt" means any liability with respect  to
(a) a right to payment, whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, or (b) a right to an equitable remedy for breach of performance if such breach gives rise to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

(s) OFFICES AND PLACES OF BUSINESS. The principal place of business of the Borrower for the purposes of Section 427 of the Bank Act (Canada) and the chief executive office of the Borrower for the purposes of the Personal Property Security Act (Ontario) or any similar statute is 25 Midpark Crescent, London, Ontario, N6N 1A9.

(t) REAL PROPERTIES.The legal descriptions of the Real Properties now owned by the Borrower are set forth in Item 11.01(t) ("Legal Descriptions of Real Properties") of the Disclosure Schedule.

(u) INTELLECTUAL PROPERTY. The Borrower does not own any registered patents, registered copyrights or registered industrial designs. The Borrower does not own any registered trade marks other than those set forth in Schedule B to the General Security Agreement.

11.02 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All of the representations and warranties of the Borrower contained in Section 11.01 shall survive the execution and delivery of this Agreement until all credit outstanding hereunder has been repaid in full and the Term Facility has been terminated, notwithstanding any investigation made at any time by or on behalf of the Bank.

                                  ARTICLE 12
                                  COVENANTS

12.01 AFFIRMATIVE COVENANTS. The Borrower hereby covenants and agrees with the Bank that, until all credit outstanding hereunder has been repaid in full and the Term Facility has been terminated, and unless the Bank otherwise expressly consents in writing:

 (a) FINANCIAL INFORMATION, REPORTS, NOTICES, ETC. The Borrower will furnish, or will cause to be furnished, to the Bank copies of the following financial statements, reports, notices and information:

 (i) as soon as available and in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year of the Borrower, consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Quarter, consolidated and consolidating statements of income of the Borrower and its Subsidiaries for such Fiscal Quarter and for the period commencing at the end of the previous Fiscal Year and ending with the end of such Fiscal Quarter, and consolidated and consolidating statements of cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous Fiscal Year and ending with the end of such Fiscal Quarter certified by a senior financial Authorized Officer of the Borrower;

 (ii) as soon as available and in any event within 90 days after the end of each Fiscal Year of the Borrower, consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Year and consolidated and consolidating statements of shareholders' equity, income and cash flows of the Borrower and its Subsidiaries for such Fiscal Year;

 (iii) as soon as available and in any event within 45 days after the end of each of the first three Fiscal Quarters of each Fiscal Year and within 90 days after the end of each Fiscal Year, a certificate (the "Compliance Certificate"), executed by a senior Authorized Officer of the Borrower, showing (in reasonable detail and with appropriate calculations and computations in all respects satisfactory to the Bank) compliance with the financial covenant set forth in Section 12.02(d) and certifying that, to the best of his or her knowledge after due inquiry, no Default has occurred and is continuing;

 (iv) as soon as available and in any event within 60 days after the beginning of each Fiscal Year of the Borrower, a budget of the Borrower on a consolidated basis for such Fiscal Year;

 (v) as soon as possible and in any event within three Business Days after the occurrence of each Default, a statement of a senior Authorized Officer of the Borrower setting forth details of such Default and the action which the Borrower has taken and proposes to take with respect thereto;

 (vi) as soon as possible and in any event within three days after (A) the occurrence of any materially adverse development with respect to any litigation, action, proceeding, or labour controversy described in Section 11.01(g), or (B) the commencement of any labour controversy, litigation, action, proceeding of the type described in Section 11.01(g), notice thereof and, if requested by the Bank, copies of such pleadings or motions filed or served in connection therewith as the Bank may reasonably request; and

 (vii) such other information respecting the condition or operations, financial or otherwise, of the Borrower or any of its Subsidiaries as the Bank may from time to time reasonably request.

(b) COMPLIANCE WITH LAWS, ETC. The Borrower will, and will cause each of its Subsidiaries to, comply in all material respects with all applicable laws, rules, regulations and orders, such compliance to include (without limitation):

 (i) the maintenance and preservation of its  corporate existence; and

 (ii) the payment, before the same become delinquent, of all taxes, assessments and governmental charges imposed upon it or upon its property except to the extent being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books, where failure to so comply with any such laws, rules, regulations, or orders, singly or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

(c) MAINTENANCE OF PROPERTIES AND EXISTING LINES OF BUSINESS. The Borrower will, and will cause each of its Significant Subsidiaries to, maintain, preserve, protect and keep its properties in good repair, working order and condition, and make necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times and will not discontinue any Existing Lines of Business.

(d) INSURANCE AND INSURANCE PROCEEDS. The Borrower will, and will cause each of its Subsidiaries to, maintain or cause to be maintained with responsible insurance companies insurance with respect to its properties and businesses (including business interruption insurance) against such casualties and contingencies and of such types and in such amounts as is customary in the case of similar businesses and will, upon request of the Bank, furnish to the Bank at reasonable intervals a certificate of an Authorized Officer of the Borrower setting forth the nature and extent of all insurance maintained by the Borrower and its Subsidiaries in accordance with this section. All insurance policies of the Borrower with respect to property insurance will name the Bank as loss payee as its interest may appear. In the case of loss of or damage to any asset of the Borrower, the Borrower shall immediately notify the Bank of such loss or damage if an Event of Default has occurred and is outstanding or if the asset or assets so lost or damaged have a book value in excess of U.S. $1,000,000. The Borrower shall expeditiously and diligently proceed to settle all such claims for payment of insurance proceeds as soon as reasonably possible and shall keep the Bank advised as to its progress in connection therewith and shall execute all documentation required by all carriers of insurance including endorsements and directions in order to give effect to the provisions hereof with respect to the payment of insurance proceeds. In the event that the Borrower shall receive or be entitled to receive insurance proceeds with respect to any particular insurance claim relating to damage to or destruction of any asset of the Borrower, such proceeds shall be used as follows:

 (i) If an Event of Default has occurred, is continuing and has not been waived at the time of the Borrower's entitlement to such proceeds, the Bank may elect either to have such proceeds used to rebuild, restore or replace the damaged or destroyed property or to have the Borrower apply such proceeds to prepay the credit outstanding under the Term Facility in an amount equal to such proceeds. If the Bank fails to so elect within ten Business Days after the Bank has been given a written request by the Borrower, the Bank shall be deemed to have elected to have such proceeds applied to prepay the credit outstanding under the Term Facility as aforesaid; or

 (ii) If no Event of Default has occurred and is continuing at the time of the Borrower's entitlement to such proceeds, such proceeds shall be used to rebuild, restore or replace the damaged or destroyed property if such proceeds are in excess of U.S. $1,000,000 or shall be used at the Borrower's discretion if such proceeds are less than or equal to U.S.  $1,000,000.

(e) BOOKS AND RECORDS. The Borrower will, and will cause each of its Subsidiaries to, keep books and records which accurately reflect all of its business affairs and transactions and permit the Bank or any of the Bank's representatives, at reasonable times and intervals, to visit all of its offices, to discuss its financial matters with its officers and independent public accountant (and the Borrower hereby authorizes such independent public accountant to discuss the Borrower's financial matters with the Bank or its representatives whether or not any representative of the Borrower is present) and to examine (and, at the expense of the Borrower, photocopy extracts from) any of its books or other corporate records. The Borrower shall pay any fees of such independent public accountant incurred in connection with the Bank's exercise of its rights pursuant to this section.

(f) ENVIRONMENTAL COVENANT. The Borrower will, and will cause each of its Subsidiaries to,

 (i) use and operate all of its facilities and properties in material compliance with all Environmental Laws, keep all necessary permits, approvals, certificates, licenses and other authorizations relating to environmental matters in effect and remain in material compliance therewith, and handle all Hazardous Materials in material compliance with all applicable Environmental Laws;

 (ii) immediately notify the Bank and provide copies upon receipt of all written claims, complaints, notices or inquiries relating to the condition of its facilities and properties or compliance with Environmental Laws; and

 (iii) provide such information and certifications which the Bank may reasonably request from time to time to evidence compliance with this Section;

 except, in the case of the foregoing clause (i) or (ii), with respect to circumstances which could not reasonably be expected to have a Material Adverse Effect.

(g) NEW SIGNIFICANT  FOREIGN SUBSIDIARIES.

 (i) Promptly after the date any Subsidiary of the Borrower becomes a Significant Foreign Subsidiary and, in any event, within three Business Days following receipt by the Borrower from the Bank of a written request for the deposit in pledge thereof, the Borrower shall deposit in pledge with the Bank pursuant to the Pledge Agreement certificates representing all of the issued and outstanding securities of such Significant Foreign Subsidiary which are owned by the Borrower, duly endorsed in blank for transfer or attached to duly executed powers of attorney and any consents which may be required.

 (ii) Within sixty days after the date such Subsidiary becomes a Significant Foreign Subsidiary, the Borrower and such Subsidiary shall have executed and delivered to the Bank such other items as reasonably requested by the Bank in connection with the foregoing, including, without limitation, resolutions, incumbency and officer certificates, opinions of counsel, search reports and other certificates and documents.

(h) USE OF PROCEEDS. The Borrower will apply all of the proceeds of the credit obtained under the Term Facility to fund working capital requirements and capital expenditures of the Borrower, to fund Approved Acquisitions and to repay outstanding indebtedness to Bank of Montreal.

(i) REIMBURSEMENT OF EXPENSES. The Borrower will reimburse the Bank, on demand, for all reasonable out-of- pocket costs, charges and expenses incurred by or on behalf of the Bank (including, without limitation, the reasonable fees and out-of-pocket disbursements of counsel to the Bank) in connection with the negotiation, preparation, execution, delivery, interpretation and enforcement of the Loan Documents and any amendments and waivers hereto or thereto (whether or not consummated or entered into), the performance of environmental and other due diligence, the underwriting of the Term Facility and any lien search fees and lien registration fees.

(j) AFTER-ACQUIRED REAL PROPERTY.If the Borrower acquires a Real Property after the date hereof, it shall forthwith execute and deliver to the Bank a Mortgage and an Assignment of Leases and Rents with respect to such Real Property, together with all certificates and opinions as may be reasonably required by the Bank.

(k) POST-CLOSING COVENANT. As soon as practicable after the end of the current strike by the Ontario public service employees, the Borrower shall deliver to the Bank a certificate of status or good standing in respect of the Borrower issued by the Province of Ontario.

12.02 RESTRICTIVE COVENANTS. The Borrower hereby covenants and agrees with the Bank that, until all credit outstanding hereunder has been repaid in full and the Term Facility has been terminated, and unless the Bank otherwise expressly consents in writing:

(a) BUSINESS ACTIVITIES. The Borrower will not, and will not permit any of its Subsidiaries, to engage in any business activity, except the Existing Lines of Business and business activities arising from Approved Acquisitions.

 (b) INDEBTEDNESS. The Borrower will not, and will not permit any of its Subsidiaries to, create, incur, assume or suffer to exist or otherwise become or be liable in respect of any Indebtedness, other than, without duplication, the following:

 (i) Indebtedness in respect of the Obligations;

 (ii) Indebtedness (including Capitalized Lease Liabilities) in an aggregate principal amount not to exceed U.S. $2,500,000 or the Exchange Equivalent thereof at any time outstanding which is purchase money Indebtedness incurred for the acquisition of equipment or other personal property;

 (iii) unsecured Indebtedness incurred in the ordinary course of business with respect to open accounts extended by suppliers which are not Affiliates of the Borrower on normal trade terms in connection with purchases of goods and services, but excluding Indebtedness incurred through the borrowing of money or Contingent Liabilities;

 (iv) unsecured Indebtedness incurred in the ordinary course of business with respect to open accounts extended by suppliers which are Affiliates of the Borrower on normal trade terms in connection with purchases of goods and services provided that no Event of Default has occurred and is  continuing;

 (v) Indebtedness of the Borrower to the  Guarantor;

 (vi) unsecured Indebtedness to any Affiliate of the Borrower, other than the Indebtedness described in clause (iv) or (v), which has been fully subordinated in writing, in form and substance satisfactory to the Bank, to the Obligations;

 (vii) the U.S. $25,000,000 loan having a term of five years plus one day which has been provided to the Borrower by those lenders participating in the U.S. Credit Agreement;

 (viii) unsecured Indebtedness of Procanpol Sp. Z.O.O., Vytec Pty, Limited and Vytec Corporation Limited in an aggregate principal amount not to exceed U.S. $2,500,000 at any time outstanding; and

 (ix) extensions, renewals, and refinancing of Indebtedness of the Borrower or any Subsidiary of the type referred to in clause (ii) above, provided that the principal amount of such Indebtedness being extended, renewed or refinanced does not increase above the amount referred to in clause (ii).

(c) LIENS.The Borrower will not, and will not permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon any of its property, revenues or assets whether now owned or hereafter acquired, except:

 (i) Liens securing payment of the Obligations, granted pursuant to any Loan Document;

 (ii) Liens granted to secure payment of Indebtedness of the type permitted and described in Section 12.02(b)(ii) and covering only those assets leased or acquired with the proceeds of such Indebtedness;

 (iii) Liens for taxes, assessments or other governmental charges or levies not at the time delinquent or thereafter payable without penalty or being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

 (iv) Liens imposed by law, such as carriers, warehousemen, mechanics, lumberjacks, materialmen and landlords liens and other similar liens incurred in the ordinary course of business for sums not more than 60 days overdue or being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

 (v) Liens incurred in the ordinary course of business in connection with workers' compensation, unemployment insurance or other forms of governmental insurance or benefits;

 (vi) judgment Liens (A) in existence less than 30 days after the entry thereof or with respect to which execution has been stayed, or the payment of which is covered in full by insurance maintained with responsible insurance companies which have confirmed in writing (whether by settlement agreement or other writing) their liability for the full amounts of such judgments, or (B) for payment of any order or judgment not in excess of U.S. $500,000 or the Exchange Equivalent thereof which is not stayed by reason of pending appeal, contract or otherwise so long as no enforcement proceedings have been commenced;

 (vii) utility easements, rights of way, building restrictions and such other encumbrances or charges against real property, and minor title defects and irregularities, as are of a nature generally existing with respect to properties of a similar character and which do not materially detract from the value of the property subject thereto;

 (viii) Liens existing on the date hereof in respect of property, assets or revenues of the Borrower or any of its Subsidiaries which are described in
Item 12.02(c)(viii)  ("Ongoing Liens") of the Disclosure Schedule;

 (ix) security given to a public utility or a Governmental Authority when required thereby in connection with business operations, all in the ordinary course of business;

 (x) bankers' liens, rights of setoff and similar rights of banks and other financial institutions;

 (xi) any other consensual or nonconsensual Liens if the aggregate amount of the obligations of the Borrower or any of its Subsidiaries that is secured by such Liens does not exceed U.S. $1,000,000 in the aggregate at any time;

 (xii) Liens incurred in connection with the extension, renewal or refinancing of the Indebtedness secured by the Liens described in clauses
(ii), (vii), (viii), (x) and (xi) above, provided that any extension, renewal or replacement Lien shall be limited to (A) the property encumbered by the existing Lien and (B) to the existing amount of such Indebtedness (or, in the case of a revolving credit, the existing commitment amount), except in the case of clause (ii) to the extent permitted by Section 12.02(b)(ii); or

 (xiii) the reservations, limitations, provisos and conditions, if any, expressed in any original grants from the Crown.

(d) FINANCIAL CONDITION.The Borrower will not permit Consolidated Net Worth at any time to be less than the sum of (i) U.S. $12,000,000 or the Exchange Equivalent thereof plus (ii) 20% of the cumulative amount of Consolidated Net Income for each Fiscal Quarter (which, if less than zero for any Fiscal Quarter, shall be deemed to be an amount equal to zero for such quarter) ending after the date hereof.

(e) APPROVED ACQUISITIONS AND OTHER INVESTMENTS. The Borrower will not, and will not permit any of its Subsidiaries to, make any Acquisition, or make, incur, assume or suffer to exist any Investment in any other Person, except:

 (i) Approved Acquisitions; provided, that the Borrower has complied with the provisions of this Section 12.02(e) with respect to such Approved Acquisitions;

 (ii) Cash Equivalent Investments;

 (iii) without duplication, Investments permitted as Indebtedness pursuant to Section 12.02(b);

 (iv) other Investments in Subsidiaries incorporated outside Canada and in joint ventures in an aggregate amount at any one time not to exceed U.S. $5,000,000 or the Exchange Equivalent thereof; and

 (v) Investments which are in existence as at the date hereof and described in Schedule I hereto.

 In the event that the Borrower wishes to make any Acquisition, the Borrower will deliver to the Bank a written notice thereof, containing a description in detail reasonably satisfactory to the Bank of the businesses, Persons and assets proposed to be acquired and the terms and conditions of such proposed Acquisition. The Borrower shall also deliver to the Bank such financial statements and appraisals for the Persons, businesses or other assets which the Borrower proposes to acquire as may be reasonably requested by the Bank. Such notice shall be accompanied by (A) pro forma financial statements of the Borrower prepared by the Borrower demonstrating to the reasonable satisfaction of the Bank that such Acquisition will comply with the requirements of clause (c) of the definition of Approved Acquisition, and
(B) a certificate of a senior Authorized Officer of the Borrower certifying that (subject to any necessary approvals of the Bank) such Acquisition will be an Approved Acquisition.

(f) CONSOLIDATION, MERGER, ETC. The Borrower will not permit any of its Significant Subsidiaries to, liquidate or dissolve, consolidate or amalgamate with, or merge into or with, any other corporation, or purchase or otherwise acquire all or substantially all of the assets of any Person (or of any division thereof) except (provided no Event of Default shall arise therefrom)

 (i) any Approved Acquisition which does not result in the liquidation, dissolution, amalgamation, merger or consolidation of the Borrower, and

 (ii) (A) any such Significant Subsidiary may liquidate or dissolve voluntarily into, and may merge or amalgamate with and into, the Borrower or any other Significant Subsidiary; provided that, in the case of any such amalgamation or merger including the Borrower, the Borrower is the surviving corporation, and (B) the assets or stock of any Significant Subsidiary may be purchased or otherwise acquired by the Borrower or any other Significant Subsidiary.

(g) ASSET DISPOSITIONS, ETC.The Borrower will not, and will not permit any of its Subsidiaries to, sell, transfer, lease, contribute or otherwise convey, or grant options, warrants or other rights with respect to, all or any substantial part of its assets (including accounts receivable and capital stock of Subsidiaries) to any Person, other than

 (i) sales of inventory in the ordinary course of the Borrower's or its Subsidiaries' business;

 (ii) sales for fair market value of equipment, which is worn-out or obsolete and no longer useful in the Borrower's operations;

 (iii) sales of assets, the net book value of which, together with the net book value of all other assets sold, transferred, leased, contributed or conveyed otherwise than in the ordinary course of business by the Borrower or any of its Subsidiaries pursuant to this clause in the same calendar year, does not exceed 10% of the consolidated net book value of the assets of the Borrower and its Subsidiaries at the time of such sale; and

 (iv) a sale by the Borrower of all of the issued and outstanding shares of Vytec Pty, Limited or any or all of the property, assets or undertaking of Vytec Pty, Limited.

 The Bank shall, at the cost and expense of the Borrower, provide such releases and discharges of the Collateral Documents as the Borrower may reasonably request in connection with any such permitted sale or other disposition.

(h) TRANSACTIONS WITH U.S. SALES COMPANY.The Borrower will not, and will not permit any of its Subsidiaries to, enter into, or cause, suffer or permit to exist any arrangement or contract with the U.S. Sales Company unless such arrangement or contract is fair and equitable to the Borrower or such Subsidiary and is an arrangement or contract of the kind which would be entered into by a prudent Person in the position of the Borrower or such Subsidiary with a Person which is not one of its Affiliates. Notwithstanding the foregoing, with respect to sales to the U.S. Sales Company, the Borrower and its Subsidiaries will limit the U.S. Sale Company's payment terms to 90 days or less.

(i) FISCAL YEAR OF BORROWER.The Borrower will not change its Fiscal Year from that in effect on the date hereof.

12.03 PERFORMANCE OF COVENANTS BY BANK.The Bank may, upon reasonable notice by the Bank to the Borrower, perform any covenant of the Borrower under this Agreement which the Borrower fails to perform or cause to be performed, which failure has resulted in the occurrence of an Event of Default which is then continuing, and which covenant the Bank is capable of performing, including any covenants the performance of which requires the payment of money, provided that the Bank shall not be obligated to perform any such covenant on behalf of the Borrower and no such performance by the Bank shall require the Bank to further perform the Borrower's covenants or shall operate as a derogation of the rights and remedies of the Bank under this Agreement or as a waiver of such covenant by the Bank. Any amounts paid by the Bank as aforesaid shall be repaid by the Borrower to the Bank on demand.

                                  ARTICLE 13
                            DEFAULT AND REMEDIES

13.01 EVENTS OF DEFAULT. An Event of Default will occur upon the occurrence of any one or more of the following events, unless expressly waived in writing by the Bank:

 (a) NON-PAYMENT OF OBLIGATIONS. The Borrower shall default in the payment when due of any Obligation (and such default shall continue for five Business Days).

(b) BREACH OF WARRANTY.Any representation or warranty of the Borrower or the Guarantor made or deemed to be made hereunder or in any other Loan Document or any other writing or certificate furnished by or on behalf of the Borrower or the Guarantor to the Bank for the purposes of or in connection with this Agreement or any such other Loan Document (including any certificates delivered pursuant to Article 10) is or shall be incorrect when made in any material respect.

(c) NON-PERFORMANCE OF CERTAIN COVENANTS AND OBLIGATIONS. The Borrower shall default in the due performance and observance of any of its obligations under Section 12.02(c) (and such default shall continue for 30 days after the occurrence thereof) or Section 12.02(d), (e), (f), (h) or (i).

(d) NON-PERFORMANCE OF OTHER COVENANTS AND OBLIGATIONS. Any Obligor shall default in the due performance and observance of any other agreement contained herein or in any other Loan Document or in any cash management agreement entered into between the Borrower and the Bank from time to time, and such default shall continue unremedied for a period of 30 days after notice thereof shall have been given to the Borrower by the Bank.

(e) DEFAULT ON OTHER INDEBTEDNESS.A default shall occur in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any Indebtedness (other than Indebtedness described in clause
(a) above) of the Borrower or any of its Significant Subsidiaries having a principal amount, individually or in the aggregate, in excess of U.S. $1,000,000 or the Exchange Equivalent thereof or of the Guarantor having a principal amount, individually or in the aggregate, in excess of U.S. $5,000,000 or the Exchange Equivalent thereof, or a default shall occur in the performance or observance of any obligation or condition with respect to such Indebtedness (i) if the effect of such default is to accelerate the maturity of any such Indebtedness or (ii) such default shall continue unremedied for any applicable period of time sufficient to permit the holder or holders of such Indebtedness, or any trustee or agent for such holders, to cause such Indebtedness to become due and payable prior to its expressed maturity and such default shall continue unremedied for a period of 30 days after the earlier of notice having been given to the Borrower by the Bank or after a senior Authorized Officer becomes aware thereof.

(f) JUDGMENTS. Any judgment or order for the payment of money in excess of U.S. $1,000,000 or the Exchange Equivalent thereof in the aggregate shall be rendered against the Borrower or any of its Subsidiaries and either

 (i) enforcement proceedings shall have been commenced by any creditor upon such judgement or order; and

 (ii) there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal, contract or otherwise, shall not be in effect.

(g) OWNERSHIP OF THE BORROWER.The Borrower ceases to be a wholly-owned subsidiary of the Guarantor.

(h) BANKRUPTCY, INSOLVENCY, ETC.The Borrower or any of its Significant Subsidiaries or the Guarantor shall

 (i) become insolvent or generally fail to pay, or admit in writing its inability or unwillingness to pay, debts as they become due;

 (ii) apply for, consent to, or acquiesce in, the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower or any of its Significant Subsidiaries or the Guarantor or any property of any thereof, or make a general assignment for the benefit of creditors;

 (iii) in the absence of such application, consent or acquiescence, permit or suffer to exist the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower or any of its Significant Subsidiaries or the Guarantor or for a substantial part of the property of any thereof, and such trustee, receiver, sequestrator or other custodian shall not be discharged within 60 days, provided that the Borrower hereby expressly authorizes the Bank to appear in any court conducting any relevant proceeding during such 60-day period to preserve, protect and defend its rights under the Loan Documents;

 (iv) permit or suffer to exist the commencement of any bankruptcy, reorganization, debt arrangement or other case or proceeding under any bankruptcy or insolvency law, or any dissolution, winding up or liquidation proceeding, in respect of the Borrower or any of its Significant Subsidiaries or the Guarantor, and, if any such case or proceeding is not commenced by the Borrower or such Significant Subsidiary or the Guarantor, such case or proceeding shall be consented to or acquiesced in by the Borrower or such Significant Subsidiary or the Guarantor or shall result in the entry of an order for relief or shall remain for 60 days undismissed, provided that the Borrower hereby expressly authorizes the Bank to appear in any court conducting any such case or proceeding during such 60-day period to preserve, protect and defend its rights under the Loan Documents; or

 (v) take any corporate action authorizing, or in furtherance of, any of the foregoing.

(i) IMPAIRMENT OF SECURITY, ETC.Any Loan Document, or any Lien granted thereunder, shall (except in accordance with its terms), in whole or in part, terminate, cease to be effective or cease to be the legally valid, binding and enforceable obligation of any Obligor party thereto; the Borrower, the Guarantor or any other party shall, directly or indirectly, contest in any manner such effectiveness, validity, binding nature or enforceability; or any Lien securing any Obligation shall, in whole or in part, cease to be a perfected first priority Lien, subject only to those exceptions expressly permitted by such Loan Document.

Upon the occurrence of an Event of Default, the Bank may, by notice to the Borrower, terminate the Term Facility and declare all indebtedness of the Borrower to the Bank pursuant to this Agreement (including (i) the present value of the face amount of all Bankers' Acceptances issued and outstanding hereunder based on their respective maturity dates, such present value to be calculated using a discount rate equal to the yield of Government of Canada treasury bills having a similar maturity date and (ii) the then contingent liability of the Bank under all outstanding Letters including, without limitation, all Letters which are subject to an Order) to be immediately due and payable whereupon all such indebtedness shall immediately become and be due and payable and all collateral security therefor shall become immediately enforceable without further demand or other notice of any kind, all of which are expressly waived by the Borrower (provided, however, that all such indebtedness of the Borrower to the Bank shall automatically become due and payable and all collateral security therefor shall become immediately enforceable, without notice of any kind, upon the occurrence of an event described in clause (h) above). Upon the payment by the Borrower to the Bank of the present value of the face amount of all Bankers' Acceptances issued and outstanding hereunder, the Borrower shall have no further liability to the Bank with respect to such Bankers' Acceptances. Upon the payment by the Borrower to the Bank of the then contingent liability of the Bank under all outstanding Letters, the Borrower shall have no further liability to the Bank with respect to such Letters.

13.02 REFUND OF OVERPAYMENTS. With respect to each Letter for which the Bank has been paid all of its contingent liability pursuant to Section 13.01 and provided that all amounts due by the Borrower to the Bank under Section 13.01 have been paid, the Bank agrees to pay to the Borrower, upon the earlier of:

(a) the date on which either the original counterpart of such Letter is returned to the Bank for cancellation or the Bank is released by the beneficiary thereof from any further obligations in respect of such Letter;

 (b) the expiry of such Letter; and

 (c) the Bank is permanently enjoined by a court of competent jurisdiction from honouring such Letter pursuant to a final Order;

an amount equal to any excess of the amount received by the Bank hereunder in respect of its contingent liability under such Letter over the total of amounts applied to reimburse the Bank for amounts paid by it under or in connection with such Letter (the Bank having the right to so appropriate such funds).

13.03 REMEDIES CUMULATIVE. The Borrower expressly agrees that the rights and remedies of the Bank under this agreement are cumulative and in addition to and not in substitution for any rights or remedies provided by law. Any single or partial exercise by the Bank of any right or remedy for a default or breach of any term, covenant or condition in this Agreement does not waive, alter, affect or prejudice any other right or remedy to which the Bank may be lawfully entitled for the same default or breach. Any waiver by the Bank of the strict observance, performance or compliance with any term, covenant or condition of this Agreement is not a waiver of any subsequent default and any indulgence by the Bank with respect to any failure to strictly observe, perform or comply with any term, covenant or condition of this agreement is not a waiver of the entire term, covenant or condition or any subsequent default. No failure or delay by the Bank in exercising any right shall operate as a waiver of such right nor shall any single or partial exercise of any power or right preclude its further exercise or the exercise of any other power or right.

13.04 SET-OFF. In addition to any rights now or hereafter granted under applicable law, and not by way of limitation of any such rights, the Bank is authorized, upon the occurrence of an Event of Default, without notice to the Borrower or to any other person, any such notice being expressly waived by the Borrower, to set-off, appropriate and apply any and all deposits, matured or unmatured, general or special, and any other indebtedness at any time held by or owing by the Bank to or for the credit of or the account of the Borrower against and on account of the obligations and liabilities of the Borrower which are due and payable to the Bank under this Agreement.

                               ARTICLE 14
                             MISCELLANEOUS

14.01 NOTICES. All notices and other communications provided for herein shall be in writing and shall be personally delivered to an officer or other responsible employee of the addressee or sent by telefacsimile, charges prepaid, at or to the applicable addresses or telefacsimile numbers, as the case may be, set out opposite their names on the signature page hereof or at or to such other address or addresses, telefacsimile number or numbers as any party hereto may from time to time designate to the other parties in such manner. Any communication which is personally delivered as aforesaid shall be deemed to have been validly and effectively given on the date of such delivery if such date is a Business Day and such delivery was made during normal business hours of the recipient; otherwise, it shall be deemed to have been validly and effectively given on the Business Day next following such date of delivery. Any communication which is transmitted by telefacsimile as aforesaid shall be deemed to have been validly and effectively given on the date of transmission if such date is a Business Day and such transmission was made during normal business hours of the recipient; otherwise, it shall be deemed to have been validly and effectively given on the Business Day next following such date of transmission.

14.02 SEVERABILITY. Any provision hereof which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

14.03 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which taken together shall be deemed to constitute one and the same instrument.

14.04 SUCCESSORS AND ASSIGNS. This Agreement shall enure to the benefit of and shall be binding upon the parties hereto and their respective successors and permitted assigns.

14.05 ASSIGNMENT. Neither this Agreement nor the benefit thereof may be assigned by the Borrower. The Bank may at any time sell or assign or grant participations in all or any part of its rights and obligations under the Loan Documents to one or more lenders provided, however, that the Borrower has consented thereto in writing. The Bank agrees to obtain such consent from the Borrower before contacting any proposed assignee or participant in that regard, unless such assignee or participant is an Affiliate of the Bank. Before providing any information to any proposed assignee or participant with respect to the Borrower or the Guarantor, the Bank shall obtain from same a confidentiality agreement in form and substance satisfactory to the Borrower acting reasonably.

14.06 ENTIRE AGREEMENT. This Agreement and the agreements referred to herein and delivered pursuant hereto constitute the entire agreement between the parties hereto and supersede any prior agreements, undertakings, declarations, representations and understandings, both written and verbal, in respect of the subject matter hereof.

14.07 FURTHER ASSURANCES. The Borrower shall do, execute and deliver or shall cause to be done, executed and delivered all such further acts, documents and things as the Bank may reasonably request for the purpose of giving effect to this Agreement and to each and every provision hereof.

14.08 JUDGMENT CURRENCY.

 (a) If, for the purpose of obtaining or enforcing judgment against the Borrower in any court in any jurisdiction, it becomes necessary to convert into a particular currency (such currency being hereinafter in this Section
14.08 referred to as the "Judgment Currency") an amount due in another currency (such other currency being hereinafter in this Section 14.08 referred to as the "Indebtedness Currency") under this Agreement, the conversion shall be made at the rate of exchange prevailing on the Business Day immediately preceding:

 (i) the date of actual payment of the amount due, in the case of any proceeding in the courts of the Province of Ontario or in the courts of any other jurisdiction that will give effect to such conversion being made on such date; or

 (ii) the date on which the judgment is given, in the case of any proceeding in the courts of any other jurisdiction (the date as of which such conversion is made pursuant to this Section 14.08(a)(ii) being hereinafter in this Section 14.08 referred to as the "Judgment Conversion Date").

 (b) If, in the case of any proceeding in the court of any jurisdiction referred to in Section 14.08(a)(ii), there is a change in the rate of exchange prevailing between the Judgment Conversion Date and the date of actual payment of the amount due, the Borrower shall pay to the appropriate judgment creditor or creditors such additional amount (if any, but in any event not a lesser amount) as may be necessary to ensure that the amount paid in the Judgment Currency, when converted at the rate of exchange prevailing on the date of payment, will produce the amount of the Indebtedness Currency which could have been purchased with the amount of Judgment Currency stipulated in the judgment or judicial order at the rate of exchange prevailing on the Judgment Conversion Date. If payment in the Judgment Currency, converted at the rate of exchange on the date of such payment, exceeds the amount owing to the Bank hereunder in the Indebtedness Currency, the Bank shall pay to the Borrower the amount of such excess.

 (c) Any amount due from the Borrower under the provisions of Section 14.08(b) shall be due to the appropriate judgment creditor or creditors as a separate debt and shall not be affected by judgment being obtained for any other amounts due under or in respect of this agreement.

 (d) The term "rate of exchange" in this Section 14.08 means the noon spot rate of exchange for Canadian interbank transactions applied in converting the Indebtedness Currency into the Judgment Currency published by the Bank of Canada for the day in question.

14.09 WAIVER OF JURY TRIAL. The parties hereto hereby knowingly, voluntarily and intentionally waive any rights they may have to a trail by jury in respect of any litigation based hereon, or arising out of, under or in connection with, this Agreement or any other Loan Document, or any course of conduct, course of dealing, statements (whether oral or written) or actions of the parties thereto. The Borrower acknowledges and agrees that it has received full and sufficient consideration for this provision (and each other provision of each other Loan Document to which it is a party) and that this provision is a material inducement for the Bank entering into this Agreement and each other Loan Document.

    IN WITNESS WHEREOF the parties hereto have executed and delivered this agreement on the date first written above.


THE BANK OF NOVA SCOTIA                 THE BANK OF NOVA SCOTIA
Corporate Banking - Toronto
44 King Street West
Toronto, Ontario                        By:    /s/ Judy McKay
M5H 1H1

Attention:      Vice-President          By: _____________________
Telefax:  (416) 866-2009

VYTEC CORPORATION                       VYTEC CORPORATION
c/o FIBREBOARD CORPORATION
California Plaza
2121 N. California Blvd., Suite 560     By:  /s/ Garold E. Swan
Walnut Creek, CA 94596                           Vice President

Attention:      Mr. Garold E. Swan      By:  ____________________
Telefax:  (510) 274-0714

- - with a copy to -

VYTEC CORPORATION
25 Midpark  Crescent
London, Ontario
N6N 1A9

Attention:      Mr. Terry Off
Telefax:  (519) 681-9371