Form 10-Q
period 1996-06-30
FIBREBOARD CORP /DE
filed 1996-08-13
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)
   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

   COMMISSION FILE NO. 0-016951

                             FIBREBOARD CORPORATION
                             ----------------------
               (exact name of registrant as specified in charter)


                  Delaware                           94-0751580
          -----------------------------------------------------------
         (State or other juris-               (I.R.S. Employer Iden-
         diction of incorporation)               tification No.)


         2121 North California Blvd., Suite 560, Walnut Creek, CA  94596
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (510) 274-0700
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
          -----------------------------------------------------------
               (Former name, former address or former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __XXX__.     No ____.

     As of the close of business on July 29, 1996, the registrant had outstanding 8,476,704 shares of common stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The following unaudited financial statements are filed as part of this report:

FINANCIAL STATEMENT TITLE                                   PAGE
- -------------------------                                  ------
Consolidated statements of income for the three and six
month periods ended June 30, 1996 and 1995                    3

Consolidated balance sheets as of June 30, 1996
and December 31, 1995                                         4

Consolidated statements of cash flows for the six
months ended June 30, 1996 and 1995                           6

Notes to consolidated financial statements                    7

                    FIBREBOARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands Except Per Share)
                                 (Unaudited)


                                            QUARTER           SIX MONTHS
                                         ENDED JUNE 30       ENDED JUNE 30
                                     --------------------  -------------------
                                       1996        1995      1996       1995
                                     --------    -------   --------   --------
Net sales                            $119,114    $87,942   $230,226   $175,356
Cost of sales                          84,453     63,962    161,489    125,051
                                     --------    -------   --------   --------
Gross margin                           34,661     23,980     68,737     50,305

Selling and administrative expenses    26,255     20,105     50,595     37,966
Goodwill amortization                     787        567      1,557      1,111
Unusual items                           3,150     (4,000)     3,150     (4,000)
                                     --------    -------   --------   --------

Operating income                        4,469      7,308     13,435     15,228
Interest expense                         (657)    (2,033)    (1,279)    (3,929)
Interest and other income                 374        458        658        884
                                     --------    -------   --------   --------
Income from continuing operations
  before income taxes                   4,186      5,733     12,814     12,183
Income taxes relating to
  continuing operations                (1,675)    (2,291)    (5,126)    (4,871)
                                     --------    -------   --------   --------

Income from continuing operations       2,511      3,442      7,688      7,312

Income from discontinued operations,
  net of tax                               --        908         --      2,683
                                     --------    -------   --------   --------
Net income                           $  2,511    $ 4,350   $  7,688   $  9,995
                                     --------    -------   --------   --------
                                     --------    -------   --------   --------
Earnings per share:
  Income from continuing operations     $0.28      $0.38      $0.86      $0.81
  Income from discontinued operations      --        .10         --        .30
                                     --------    -------   --------   --------

Net income per share                    $0.28      $0.48      $0.86      $1.11
                                     --------    -------   --------   --------
                                     --------    -------   --------   --------

Common equivalent shares (thousands)    8,894      9,042      8,888      9,026



NOTE: Unusual items include expense of $3,150 in 1996 for relocation of the corporate office and income of $4,000 in 1995 from the reduction of an asbestos-related reserve.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)



                                             JUNE 30       DECEMBER 31
                                              1996            1995
                                          -----------      -----------
                                          (UNAUDITED)
                              ASSETS

Current assets:

     Cash and cash equivalents            $   36,175       $   12,382
     Receivables                              59,325           48,199
     Current portion of notes receivable       3,591            7,357
     Inventories                              62,754           57,905
     Prepaid expenses                          2,449            3,941
     Deferred income taxes                    13,027           13,086
                                          -----------      -----------
     Total current assets                    177,321          142,870

Property, plant and equipment, at cost:
     Land and improvements                    25,473           25,676
     Buildings                                37,616           37,015
     Machinery and equipment                  92,973           90,534
     Construction in progress                  4,255              643
                                          -----------      -----------
                                             160,317          153,868
     Accumulated depreciation                (56,678)         (49,391)
                                          -----------      -----------

     Net property, plant and equipment       103,639          104,477
Notes receivable                               4,711            5,271
Goodwill                                      88,194           89,302
Other assets                                  19,619           17,636
                                          -----------      -----------
     Total operating assets                  393,484          359,556

Cash restricted for asbestos costs             3,693            2,199
Asbestos costs to be reimbursed              802,150          827,865
                                          -----------      -----------
     Total assets                         $1,199,327       $1,189,620
                                          -----------      -----------
                                          -----------      -----------

                      FIBREBOARD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                 JUNE 30     DECEMBER 31
                                                   1996         1995
                                             ------------  -------------
                                              (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                  $    2,185    $    1,423
     Current portion of long-term debt            1,380         1,346
     Accounts payable and accrued liabilities    71,209        63,966
     Reserve for asbestos-related costs           2,700         2,700
                                             ------------  -------------
          Total current liabilities              77,474        69,435

Long-term debt                                   28,192         9,365
Reserve for asbestos-related costs                7,767         8,625
Other long-term liabilities                      11,781        12,730
Deferred income taxes                            14,131        13,861
                                             ------------  -------------
          Total operating liabilities           139,345       114,016

Asbestos claims settlements                     787,131       811,952

Long-term debt associated with asbestos          24,328        23,711
                                             ------------  -------------

          Total liabilities                     950,804       949,679

Minority interest                                   142           185

Commitments & contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000
       shares authorized; none issued                --            --
     Common stock, $.01 par value, 30,000,000
       shares authorized; 8,664,404 and
       8,631,388 shares issued                       86            86
     Additional paid-in capital                  77,852        77,293
     Retained earnings                          177,256       169,568
     Minimum pension liability adjustment        (1,400)       (1,400)
     Treasury stock, at cost, 215,700 shares     (5,215)       (5,215)
     Foreign currency translation adjustment       (198)         (576)
                                             ------------  -------------
          Total stockholders' equity            248,381       239,756
                                             ------------  -------------
          Total liabilities and stockholders'
            equity                           $1,199,327    $1,189,620
                                             ------------  -------------
                                             ------------  -------------

                   FIBREBOARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollar Amounts in Thousands)
                                (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30
                                                        ------------------------
                                                           1996          1995
                                                        ----------     ---------
Cash flows from operating activities:
  Net income                                               $ 7,688     $ 9,995
  Adjustments to reconcile income to net cash
     provided by operating activities:
     Income of discontinued operations                         --       (2,683)
     Depreciation and amortization                          10,513       6,695
     Deferred income taxes                                     306         (68)
     Deferred long term benefits                              (166)      1,384
     Compensation for stock grants                             297         142
     Asbestos-related reserve                                   --      (4,000)
     Income applicable to minority interest                    (43)         --
     Change in working capital                              (3,895)    (15,525)
                                                        ----------     ---------
  Net cash provided (used) by continuing operations         14,700      (4,060)

Discontinued operations:
     Income of discontinued operations                          --       2,683
     Depreciation, depletion and amortization                   --       2,073
     Net asset change                                           --       8,349
                                                        ----------     ---------
     Net cash provided by discontinued operations               --      13,105

Cash flows from investing activities:
     Non-cash net assets of acquired operations             (7,140)    (13,896)
     Property, plant and equipment changes                  (6,652)     (3,595)
     Reduction in notes receivable                           4,416       1,220
     Increase in other assets                                 (418)     (1,150)
                                                        ----------     ---------

  Net cash used by investing activities                     (9,794)    (17,421)

Cash flows from financing activities:
     New borrowings                                         25,760      15,000
     Repayment of debt                                      (6,163)    (16,245)
     Employee stock plan transactions                          132         252
                                                        ----------     ---------

  Net cash provided (used) by financing activities          19,729        (993)

  Net cash provided (used) by business activities           24,635      (9,369)

Cash Flows From Asbestos Related Activities:
     Receipts from insurers                                  1,989       3,247
     Structured settlement program activity                   (124)          4
     Other asbestos-related cash transactions               (1,213)     (2,501)
     Change in cash restricted for asbestos costs           (1,494)     (1,738)
                                                        ----------     ---------
  Net cash used by asbestos-related activities                (842)       (988)
                                                        ----------     ---------

  Net increase (decrease) in cash                           23,793     (10,357)
  Cash at beginning of period                               12,382       8,842
                                                        ----------     ---------

  Cash at end of period                                    $36,175     $(1,515)
                                                        ----------     ---------
                                                        ----------     ---------

  Cash Paid During the Period For:
     Interest                                              $ 1,177     $ 3,729
     Income taxes                                            4,558       4,944
  Non-Cash Items:
     Increase in asbestos claims settlements                26,027      71,194
     Payments made to asbestos claimants on Fibreboard's
       behalf                                               50,724      48,379

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

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:

                                       June 30   December 31
                                         1996       1995
                                       -------   -----------
          Finished Goods               $53,855      $49,223
          Raw Materials                  7,469        6,898
          Supplies                       1,430        1,784
                                       -------   -----------

          Total Inventories            $62,754      $57,905
                                       -------   -----------
                                       -------   -----------

4. The functional currency of the majority of Fibreboard's foreign operations is the applicable local currency. Translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for sales and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustment is reflected as a component of stockholder's equity. Aggregate translation losses were $281 for the three months ended June 30, 1996 and $635 for the six months ended June 30, 1996. There were no translation gains or losses in 1995. To mitigate future translation gains or losses on U.S. denominated debt held by a Canadian subsidiary, Fibreboard entered into a foreign currency swap during 1996, which terminates August 6, 1998, under which Fibreboard will receive U.S. $25,000 in exchange for Canadian $34,290. Gains or losses due to currency exchange fluctuations during the contract period are deferred.

5.   Information about Fibreboard's industry segments is set forth below:


                                        Quarter                Six Months
                                     Ended June 30            Ended June 30
                                    -------------------    --------------------
                                      1996       1995         1996       1995
                                    --------   --------    --------    --------
      Outside sales
           Building products:
                Residential         $102,188   $ 71,354    $166,749    $116,399
                Industrial            13,298     12,352      28,550      30,074
                                    --------   --------    --------    --------
           Total building products   115,486     83,706     195,299     146,473
           Resort operations           3,628      4,236      34,927      28,883
                                    --------   --------    --------    --------
      Consolidated                  $119,114   $ 87,942    $230,226    $175,356
                                    --------   --------    --------    --------
                                    --------   --------    --------    --------

      Operating profit (loss)
      Building products:
                Residential         $ 11,048   $  5,739    $ 11,365    $  5,605
                Industrial             1,280      1,986       2,977       4,798
                                    --------   --------    --------    --------
      Total building products         12,328      7,725      14,342      10,403
           Resort operations          (1,414)      (219)      7,839       7,644
                                    --------   --------    --------    --------
      Total operations                10,914      7,506      22,181      18,047
      Unallocated expense, net        (6,445)      (198)     (8,746)     (2,819)
      Interest expense                  (657)    (2,033)     (1,279)     (3,929)

      Interest and other income          374        458         658         884
                                    --------   --------    --------    --------
      Income before income taxes    $  4,186   $  5,733    $ 12,814    $ 12,183
                                    --------   --------    --------    --------
                                    --------   --------    --------    --------


6. Fibreboard amended its $125,000 revolving credit facility in February 1996 to increase availability to $150,000. Fibreboard borrowed the additional $25,000 in the form of a five year term loan with interest at the same rate as the basic facility. In addition, Fibreboard established a $15,000 revolving credit facility in March 1996 to support its Canadian operations. At June 30, 1996, $1,800 was outstanding under this facility with interest at the same rates as Fibreboard's $150,000 facility.

7. On February 29, 1996, Fibreboard acquired six building products distribution centers in Arkansas, Kansas, Missouri, Oklahoma and Texas for approximately $5,400 and on June 14, 1996 acquired an additional distribution center in North Dakota for approximately $1,800.

8. On July 1, 1996, Fibreboard acquired the outstanding stock of Stone Products Corporation, a manufacturer of stone building products, for approximately $53,000 including the assumption of debt. The purchase was funded with cash on hand and borrowings under Fibreboard's revolving credit facility, and is subject to adjustment. The acquisition will be accounted for as a purchase. On July 15, 1996, a building products distribution center in Montana was acquired for approximately $3,100.

9. Fibreboard's ability to continue to operate in the normal course of business is dependent upon its ongoing capability to fund asbestos-related defense and indemnity costs. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

     The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:

                                        Six Months ended June 30
                                        ------------------------
                                             1996         1995
                                        ------------    --------
      Personal Injury

      New claims received                   7,800         9,700

      Claims disposed
           Settled                            754         8,617
           Dismissed                          693         3,311
           "Green Card" settlements (1)         2            60
           Judgments (2)                       --            --
           Adjustments (3)                     95            --

      Average settlement amount per claim
       settled (4)
      pre-1959 claims                        $ 22         $  10
      post-1959 claims                          2             8

      Claims pending at end of period (5)  54,300        39,600


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

     5. Of the claims pending at June 31, 1996 37,000 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.
- ------------------------------------------------------------------------------
     During 1993, Fibreboard entered into a settlement agreement with Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific) (the Insurance Settlement). In addition, Fibreboard, Continental, Pacific and plaintiffs' representatives entered into a settlement agreement (the Global Settlement). These agreements are interrelated. Final court approval of the agreements is required.

     The United States District Court for the Eastern District of Texas approved both settlements in July 1995. Both judgments were appealed. On July 26, 1996, the Fifth Circuit Court of Appeals issued its decisions upholding the trial court approvals of both settlements. Further appeals to the Fifth Circuit (en banc) or the U.S. Supreme Court, although subject to court discretion, are possible and may potentially delay final approval of the settlements until 1997 or later.

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

     By an order of October 19, 1995 the Supreme Court transferred the Fibreboard case back to the Court of Appeal which, after reviewing its decision on trigger and other issues in light of MONTROSE CHEMICAL, on April 30, 1996 issued a new decision reaffirming all of the rulings in the Court's initial decision. The insurers have again petitioned the California Supreme Court to review the decision of the Court of Appeal.

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

     At June 30, 1996, Fibreboard was a defendant in six asbestos-in-buildings claims. To date, Fibreboard has successfully defended these claims or settled claims for modest amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

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

     Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $10,467 at June 30, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 VS. 1995

Overall--

- - Net sales increased 35% due to the addition of Vytec, acquired in the fourth quarter of 1995, additional Norandex branches and increased shipments of industrial building products. Even with the addition of Bear Mountain, resort operations revenues declined due to fewer operating days and lower skier counts at Northstar and Sierra.

- - Gross margin increased 45%, and increased as a percent of sales from 27.3% in 1995 to 29.1% in 1996. Lower raw material costs and operating efficiencies in the residential building products group were offset by higher raw material costs (relative to sales prices) for industrial building products.

- - Selling, general & administrative costs increased 31% as expected due to the increase in the number of Norandex branches when compared with the prior year.

- - Unusual items included pre-tax expense of $3.15 million in 1996 for the cost of relocating the corporate headquarters to Dallas, Texas, while the second quarter of 1995 included pre-tax income of $4.0 million resulting from the reduction of an asbestos-related reserve.

- - Considering all factors noted above, operating income decreased 39% between years. However, excluding unusual items, the increase year to year was 130%.

- - Interest expense declined 68%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of the wood products business were used to retire debt.

- - Interest and other income declined 18%. Interest income increased 43% as higher amounts were invested; however, this increase was reduced by a foreign currency translation expense.

- -  The income tax rate was 40% in both years.

- - Net income in 1995 includes the results of operations of the wood products business, which was sold in the third quarter of 1995.

Segment discussion--

Building Products:

- - Residential products sales increased 43% due to the addition of Vytec (acquired November 1995) and new Norandex branches added during the past year. In addition, Norandex branch same store sales increased 10% between years. Operating profits increased 93% from $5.7 million in 1995 to $11.0 million. The improvement in operating profits was due to lower raw material costs and higher manufacturing efficiencies during

   1996 as well as the addition of Vytec.

- - Industrial products sales increased 8% on higher unit sales of all products. However, operating profits declined 36% due primarily to lower margins on metal sales.

Resort Operations:

- - Resort operations revenues declined 14%, as the addition of Bear Mountain (acquired October 1995) was not sufficient to offset lower skier attendance at Northstar and Sierra. Operating results declined from a loss of $0.2 million in 1995 to a loss of $1.4 million in 1996. Reduced operating results were due to fewer operating days during the month of April in 1996 compared to 1995 as well as lower skier visits during the days operated.

Corporate Expense:

- - Corporate expense includes expenses associated with Fibreboard's phantom stock plan of $2.5 million in 1995 and $1.5 million in 1996. Excluding the impact of such expense, corporate costs increased 8% between years.

SIX MONTHS ENDED JUNE 30, 1996 VS. 1995

Overall--

- - Net sales increased 31% due to the addition of Vytec and Bear Mountain, which were acquired in the fourth quarter of 1995, and additional Norandex branches, reduced by lower sales of metal and industrial fireproofing products by Pabco.

- - Gross margin increased 37%, and increased as a percent of sales from 28.7% in 1995 to 29.9% in 1996 due to lower raw material costs and greater operating efficiencies in the residential building products group. Gross margins for industrial products declined due to higher raw material costs relative to sales prices.

- - Selling, general & administrative costs increased 33% as expected due to the increase in the number of Norandex branches when compared with the prior year. SG&A costs as a percent of sales were consistent between years.

- - Unusual items included pre-tax expense of $3.15 million in 1996 for the cost of relocating the corporate headquarters to Dallas, Texas, while the second quarter of 1995 included pre-tax income of $4.0 million resulting from the reduction of an asbestos-related reserve.

- - Considering all factors noted above, operating income decreased 12% between years. However, excluding unusual items, the increase year to year was 48%.

- - Interest expense declined 67%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of the wood products business were used to retire debt.

- - Interest and other income declined 26%. Interest income increased 46% as higher amounts were invested; however, this increase was reduced by a foreign currency translation expense.

- -  The income tax rate was 40% in both years.

- - Net income in 1995 includes the results of operations of the wood products business, which was sold in the third quarter of 1995.

Segment discussion--

Building Products:

- - Residential products sales increased 43% due to the addition of Vytec (acquired November 1995) and new Norandex branches added during the past year. In addition, Norandex branch same store sales increased 4% between years. Operating profits increased 103% from $5.6 million in 1995 to $11.4 million. The improvement in operating profits was due to lower raw material costs and higher manufacturing efficiencies during 1996 as well as the addition of Vytec.

- - Industrial products sales declined 5% on lower unit sales of fireproofing and metals products. Operating profits declined 38% due primarily to lower margins on metal sales.

Resort Operations:

- - Resort operations revenues increased 21% due to the addition of Bear Mountain, acquired October 1995. Operating income increased 3% from $7.6 million in 1995 to $7.8 million in 1996.

Corporate Expense:

- - Corporate expense includes expenses associated with Fibreboard's phantom stock plan of $3.0 million in 1995 and $2.0 million in 1996. Excluding the impact of such expense, corporate costs declined 7% between years.


FINANCIAL CONDITION

- - Cash on hand at June 30, 1996 aggregated $36.2 million, which includes $25 million borrowed under a term loan facility during the first quarter of 1996.

- - Borrowings under Fibreboard's revolving credit facilities were $2.2 million at June 30, 1996, with total availability of $166.4 million.

- - On July 1, 1996, Fibreboard completed the purchase of the stock of Stone Products Corporation. The initial purchase price of $53 million (including the assumption of debt) was funded through the use of cash on hand supplemented with borrowings under Fibreboard's revolving credit facility.

- - Capital expenditures of approximately $16.0 to $19 million are anticipated during 1996. Major anticipated projects include $1.6 million to upgrade and improve the Norandex vinyl siding manufacturing plant, $6.0 to $7.0 million to replace three chairlifts at Sierra and infrastructure development costs of approximately $1.0 to 1.2 million to support the lot sales program at Northstar. Through the second quarter, Fibreboard has expended approximately $5.6 million on these projects. In addition, during the second quarter of

   1996, Fibreboard announced its plan to construct a $15 million, 1.2 million square foot capacity vinyl siding manufacturing plant in the south central United States. This new facility is expected to be operational during the second quarter of 1997.

- - In addition to cash needs related to continuing operations, Fibreboard must fund its modest on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At June 30, 1996, Fibreboard had $3.7 million in cash on hand restricted for asbestos-related costs.

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

- - Additional information regarding the asbestos-related litigation can be found in Note 9 to the consolidated financial statements beginning on page 8.


                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Material developments, if any, in the asbestos-related litigation are described in Note 9 to the consolidated financial statements beginning on page 8.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of Fibreboard Corporation stockholders was held June 10, 1996, for the purpose of electing two (2) directors, to approve the Corporation's 1995 Stock Incentive Plan, to approve an amendment to Fibreboard's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000, and to ratify the selection of Arthur Andersen LLP as independent public accountants for the 1996 fiscal year. No other business was conducted at the annual meeting.

     The following table presents the results of the voting:

Director or Issue        Votes For      Votes Withheld      Abstentions
- ---------------------    ---------      --------------      -----------
John W. Koeberer         7,523,217        157,478                 0

Donald K. Miller         7,524,407        156,288                 0

Approval of 1995 Stock
     Incentive Plan      3,643,291      1,438,903             57,152

Amendment of Certificate
     of Incorporation    7,247,197        406,495             27,003

Selection of Arthur
     Andersen LLP        7,606,636         44,028             30,031

Note: There were 2,541,349 broker "non votes" in connection with approval of the 1995 Stock Incentive Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  No exhibits are filed as part of this Form 10-Q.

(b) No Current Reports on Form 8-K were filed during the period April 1, 1996 to June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIBREBOARD CORPORATION
                                        ----------------------------
                                               (Registrant)




Dated:  August 9, 1996                  By:  /s/ James P. Donohue
                                        ----------------------------
                                        James P. Donohue
                                        Senior Vice President,
                                        Finance and Administration and
                                        Chief Financial Officer



Dated:  August 9, 1996                  By:  /s/ Garold E. Swan
                                        ----------------------------
                                        Garold E. Swan
                                        Vice President and Controller