Form 10-K405/A
period 1995-12-31
FIBREBOARD CORP /DE
filed 1996-11-12
CIK 833053

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1

(MARK ONE)

   [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ______ .

                      Commission file number 0-016951

                          FIBREBOARD CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                    94-0751580
     (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
          OF INCORPORATION)                            IDENTIFICATION NO.)

              2200 ROSS AVENUE, SUITE 3600, DALLAS, TX 75201
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                             (214) 954-9500
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K XXX .
                            -----

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1996 was $188,066,032.

     As of the close of business on March 18, 1996, the Registrant had outstanding 8,448,704 shares of common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of Fibreboard Corporation's Proxy Statement relating to its
1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            FIBREBOARD CORPORATION

           AMENDMENT TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1995

During 1996, a number of developments have occurred in Fibreboard's asbestos-related litigation, including the affirmation of the Global Settlement and the Insurance Settlement by the U.S. Fifth Circuit Court of Appeals. The Insurance Settlement approval judgment is now final and not subject to further appellate proceedings. Petitions for rehearing on the Global Settlement were filed with the Fifth Circuit by September 9, 1996. As of November 4, 1996, the Court had not issued a decision on these petitions.

The Global Settlement and the Insurance Settlement are more fully described in Note 14 to Fibreboard's 1995 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

Due to the significance of the events described above, the Registrant hereby amends the following items of its Form 10-K for the Year ended December 31, 1995:

                                  PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 8 is hereby amended to:

1.  Add a new Note 16, "Subsequent Event;" and

2. Replace the report of Arthur Andersen LLP, Fibreboard's independent public accountants. The new report eliminates the fourth paragraph reference to the asbestos-related contingent liability.

Item 8 as amended is attached hereto.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following additional exhibits are filed as part of this report:

Exhibit 23   --  Consent of Arthur Andersen LLP.
Exhibit 99.1 --  Fibreboard Corporation press release dated November 11, 1996.

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

                      See attached notes to financial statements

                       FIBREBOARD CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31
                                               -------------------------
                                                 1995              1994
                                                 ----              ----
                                             (DOLLAR AMOUNTS IN THOUSANDS)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks (Note 4)             $      1,423        $        --
  Current portion of long-term debt (Note 5)         1,346              2,045
  Accounts payable and accrued liabilities
     (Note 3)                                       63,966             53,239
  Reserve for asbestos-related costs (Note 14)       2,700              2,700
                                               ------------       ------------

    Total current liabilities                       69,435             57,984

Long-term debt (Note 5)                              9,365            101,293
Reserve for asbestos-related costs (Note 14)         8,625             14,584
Other long-term liabilities (Note 7 and 8)          12,730             24,109
Deferred income taxes (Note 1)                      13,861             19,440
                                               ------------       ------------

     Total operating liabilities                   114,016            217,410

Asbestos claims settlements (Note 14)              811,952            795,365
Long-term debt associated with asbestos (Note 5)    23,711             22,360
                                               ------------       ------------

     Total liabilities                             949,679          1,035,135

Minority interest                                      185                 --

Commitments & Contingencies (Notes 11, 14 and 15)

Stockholders' equity (Notes 7, 9 and 10):
  Preferred stock, $.01 par value, 3,000,000
    shares authorized; none issued                      --                 --
  Common stock, $.01 par value, 15,000,000
   shares authorized; 8,631,388 and
    4,224,225 shares issued                             86                 42
  Additional paid-in capital                        77,293             76,166
  Retained earnings                                169,568             73,752
   Minimum pension liability adjustment (Note 7)    (1,400)            (4,571)
   Treasury stock, at cost, 215,700 shares          (5,215)               --
   Foreign currency translation adjustment           ( 576)               --
                                               ------------       ------------

    Total stockholders' equity                     239,756            145,389
                                               ------------       ------------

    Total liabilities and                       $1,189,620         $1,180,524
     stockholders' equity                      ------------       ------------
                                               ------------       ------------

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

                 FIBREBOARD CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (DOLLAR AMOUNTS IN THOUSANDS)


16.  SUBSEQUENT EVENT

During 1996, additional court action was taken with respect to the asbestos-related insurance settlements discussed in Note 14, "Asbestos Related Litigation," above.

On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by a unanimous decision. Petitions for rehearing on the Global Settlement were filed with the Fifth Circuit by September 9, 1996. At November 4, 1996, the Court had not issued a decision on these petitions.

On October 24, 1996, the statutory time period to request review by the U.S. Supreme Court of the Insurance Settlement approval judgment expired with no request having been filed. The Insurance Settlement approval judgment is now final and not subject to further appellate proceedings.

Fibreboard will continue to seek final approval of the Global Settlement. The Insurance Settlement will not be fully implemented or funded until such time as the Global Settlement has been finally resolved, with no further appeals possible. In the event the Global Settlement is finally approved, the Insurance Settlement will not be funded. If, however, the Global Settlement is not approved, then the Insurance Settlement will be activated. In any event, the insurers have begun paying deferred settlement obligations as they come due beginning in the third quarter of 1996.

Under the Insurance Settlement, Fibreboard will continue to manage the defense and settlement of asbestos-related personal injury claims. However, Fibreboard is no longer subject to the risk that favorable judgments rendered to date in the California insurance coverage litigation may be reversed or significantly modified on appeal, as Fibreboard and its insurers will seek to dismiss the actions pending in the California courts.

Fibreboard believes the amounts available under the Insurance Settlement Agreement will be adequate to fund the ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

For a more detailed discussion of the terms of the Global Settlement and the Insurance Settlement, please see Note 14, "Asbestos Related Litigation," above.

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

                                                     Arthur Andersen LLP

San Francisco, California,
February 2, 1996 (except as to
Note 16 for which the date is
November 7, 1996)

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

10.36 Fibreboard Corporation 1995 Stock Incentive Plan effective as of November 28, 1995.**

21.           Fibreboard Corporation Subsidiaries.**

23.           Consent of Arthur Andersen LLP.

27            Financial Data Schedule.**

99.1          Fibreboard Corporation press release dated November 11, 1996.

           * Denotes management contract or compensation plan identified pursuant to Item 14(a)(3) of Form 10-K.
          **  Previously filed.

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


                                      FIBREBOARD CORPORATION


Dated: November 11, 1996              By:     /s/  GAROLD E. SWAN
                                         ---------------------------------
                                                Garold E. Swan
                                            Vice President Finance