Form 10-Q
period 1996-09-30
FIBREBOARD CORP /DE
filed 1996-11-13
CIK 833053

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________


Commission file no. 0-016951


                             FIBREBOARD CORPORATION
               --------------------------------------------------
               (exact name of registrant as specified in charter)



              DELAWARE                              94-0751580
   ----------------------------------------------------------------------
   (State or other jurisdiction         (IRS Employer Identification No.)
          of incorporation)



                  2200 ROSS AVE., SUITE 3600, DALLAS, TX  75201
                  ---------------------------------------------
                    (Address of principal executive offices)




                                 (214) 954-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




FORMER ADDRESS:  2121 NORTH CALIFORNIA BLVD., SUITE 560, WALNUT CREEK, CA  94596
--------------------------------------------------------------------------------
  (Former name, former address or former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X         No
                                            ---           ---

As of the close of business on November 4, 1996, the registrant had outstanding 8,496,704 shares of common stock.

                     PART I  --  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The following unaudited financial statements are filed as part of this report:



          FINANCIAL STATEMENT TITLE                                        PAGE

          Consolidated Statements of Income for the three and nine month
          periods ended September 30, 1996 and 1995                          3

          Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995                                                  4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995                                        6

          Notes to Consolidated Financial Statements                         8

                   FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollar Amounts in Thousands Except Per Share)
                                 (Unaudited)


                                                                  QUARTER                    NINE MONTHS
                                                            ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                         -----------------------       -----------------------
                                                            1996          1995           1996           1995
                                                         --------       --------       --------       --------
Net Sales                                                $151,227       $102,284       $381,453       $277,640
Cost of Sales                                             104,360         74,358        265,849        199,409
                                                         --------       --------       --------       --------
Gross Margin                                               46,867         27,926        115,604         78,231

Selling and Administrative Expenses                        32,678         19,581         83,273         57,547
Goodwill Amortization                                       1,129            584          2,686          1,695
Unusual Items                                                  --             --          3,150         (4,000)
                                                         --------       --------       --------       --------
Operating Income                                           13,060          7,761         26,495         22,989

Interest Expense                                           (1,013)        (2,078)        (2,292)        (6,007)
Interest and Other Income                                     278            566            936          1,450
                                                         --------       --------       --------       --------
Income from Continuing Operations
 before Income Taxes                                       12,325          6,249         25,139         18,432
Income Taxes Relating to Continuing Operations             (4,930)        (2,502)       (10,056)        (7,373)
                                                         --------       --------       --------       --------
Income from Continuing Operations                           7,395          3,747         15,083         11,059

Discontinued Operations:
  Income from Operations, Net of Tax                           --            709             --          3,392
  Gain on Disposal, Net of Tax                                 --         75,897             --         75,897
                                                         --------       --------       --------       --------
Net Income                                                 $7,395        $80,353        $15,083        $90,348
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Earnings Per Share:
  Income from Continuing Operations                         $0.83          $0.42          $1.69          $1.23
  Income from Discontinued Operations:
    Income from Operations                                     --           0.08             --           0.37
    Gain on Disposal                                           --           8.44             --           8.42
                                                         --------       --------       --------       --------
Net Income Per Share                                        $0.83          $8.94          $1.69         $10.02
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Common Equivalent Shares (Thousands)                        8,941          8,991          8,901          9,016



NOTE: Unusual items include expense of $3,150 in 1996 for relocation of the corporate office and income of $4,000 in 1995 from the reduction of an asbestos-related reserve.

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                            SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                            ------------------   -----------------
                                                (Unaudited)
ASSETS
  Current Assets:
    Cash and Cash Equivalents                   $    7,895          $   12,382
    Receivables                                     72,677              48,199
    Current Portion of Notes Receivable              2,312               7,357
    Inventories                                     70,390              57,905
    Prepaid Expenses                                 3,986               3,941
    Deferred Income Taxes                           12,486              13,086
                                                ----------          ----------
    Total Current Assets                           169,746             142,870

  Property, Plant and Equipment, at Cost:
    Land and Improvements                           25,544              25,676
    Buildings                                       38,403              37,015
    Machinery and Equipment                         97,947              90,534
    Construction in Progress                        12,515                 643
                                                ----------          ----------
                                                   174,409             153,868
    Accumulated Depreciation                       (58,214)            (49,391)
                                                ----------          ----------
    Net Property, Plant and Equipment              116,195             104,477

  Notes Receivable                                   5,080               5,271
  Goodwill                                         129,960              89,302
  Other Assets                                      18,225              17,636
                                                ----------          ----------
  Total Operating Assets                           439,206             359,556

  Cash Restricted for Asbestos Costs                 3,482               2,199
  Asbestos Costs to be Reimbursed                  784,051             827,865
                                                ----------          ----------
  Total Assets                                  $1,226,739          $1,189,620
                                                ----------          ----------
                                                ----------          ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)



                                                        SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                        ------------------   -----------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes Payable to Banks                                      $  769            $  1,423
    Current Portion of Long-Term Debt                            1,192               1,346
    Accounts Payable and Accrued Liabilities                    91,404              63,966
    Reserve for Asbestos-Related Costs                           2,700               2,700
                                                            ----------          ----------
    Total Current Liabilities                                   96,065              69,435

    Long-Term Debt                                              48,029               9,365
    Reserve for Asbestos-Related Costs                           7,327               8,625
    Other Long-Term Liabilities                                 10,603              12,730
    Deferred Income Taxes                                       14,604              13,861
                                                            ----------          ----------
    Total Operating Liabilities                                176,628             114,016

Asbestos Claims Settlements                                    768,516             811,952
Long-Term Debt Associated with Asbestos                         24,636              23,711
                                                            ----------          ----------
Total Liabilities                                              969,780             949,679

Minority Interest                                                  168                 185

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.01 Par Value, 3,000,000
   Shares Authorized; None Issued                                   --                   --
  Common Stock, $.01 Par Value, 30,000,000
   Shares Authorized; 8,712,404 and 8,631,388
   Shares Issued                                                    87                  86
  Additional Paid-In Capital                                    78,844              77,293
  Retained Earnings                                            184,651             169,568
  Minimum Pension Liability Adjustment                          (1,400)             (1,400)
  Treasury Stock, at Cost, 215,700 Shares                       (5,215)             (5,215)
  Foreign Currency Translation Adjustment                        ( 176)               (576)
                                                            ----------          ----------
Total Stockholders' Equity                                     256,791             239,756
                                                            ----------          ----------
Total Liabilities and Stockholders' Equity                  $1,226,739          $1,189,620
                                                            ----------          ----------
                                                            ----------          ----------

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts In Thousands)
                                   (Unaudited)


                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                      ------------------------------
                                                         1996                1995
                                                       --------           ---------
Cash Flows from Operating Activities:
 Net Income                                            $ 15,083            $ 90,348
  Adjustments to Reconcile Income to Net Cash
   Provided by Continuing Operating Activities:
    Income Of Discontinued Operations                        --             (79,289)
    Depreciation and Amortization                        14,525               8,755
    Deferred Income Taxes                                   335                 (76)
    Deferred Long-Term Benefits                          (2,891)                750
    Compensation for Stock Grants                           641                 224
    Asbestos-Related Reserve                                 --              (4,000)
    Income Applicable to Minority Interest                  (17)                 --
    Gain on Sale of Assets                                 (160)               (236)
    Change in Working Capital                             3,138              (8,372)
                                                       --------           ---------
    Net Cash Provided by Continuing Operations           30,654               8,104

Discontinued Operations:
 Income of Discontinued Operations                           --              79,289
 Depreciation, Depletion and Amortization                    --               3,057
 Gain on Sale of Assets                                      --             (76,427)
 Proceeds from Asset Sales                                   --             241,820
 Net Asset Change                                            --               3,442
                                                       --------           ---------
 Net Cash Provided by Discontinued Operations                --             251,181

Cash Flows from Investing Activities:
 Non-Cash Net Assets of Acquired Operations             (57,473)            (13,896)
 Proceeds from Asset Sales                                  854                  --
 Property, Plant and Equipment Changes                  (16,164)             (4,248)
 Reduction in Notes Receivable                            5,326               1,232
 Increase in Other Assets                                  (823)             (2,396)
                                                       --------           ---------
 Net Cash Used by Investing Activities                  (68,280)            (19,308)

Cash Flows from Financing Activities:
 New Borrowings                                          45,000              22,000
 Repayment of Debt                                      (10,949)           (117,244)
 Purchase of Treasury Stock                                  --              (5,215)
 Employee Stock Plan Transactions                           366                 473
                                                       --------           ---------
 Net Cash Provided (Used) by Financing Activities        34,417             (99,986)

Net Cash Provided (Used) by Business Activities          (3,209)            139,991

                     FIBREBOARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          (Dollar Amounts In Thousands)
                                   (Unaudited)

                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
                                                    1996               1995
                                                  -------            --------

Cash Flows from Asbestos-Related Activities:
  Receipts from Insurers                            2,021               4,655
  Structured Settlement Program Activity             (109)                 35
  Other Asbestos-Related Cash Transactions         (1,907)             (5,866)
  Change in Cash Restricted for Asbestos Costs     (1,283)               (386)
                                                  -------            --------
  Net Cash Used by Asbestos-Related Activities     (1,278)             (1,562)
                                                  -------            --------

Net Increase (Decrease) in Cash                    (4,487)            138,429
Cash at Beginning of Period                        12,382               8,842
                                                  -------            --------

Cash at End of Period                             $ 7,895            $147,271
                                                  -------            --------
                                                  -------            --------
Cash Paid During the Period for:
  Interest                                        $ 1,832            $  6,143
  Income Taxes                                     10,493               5,061

Non-Cash Items:
  Increase in Asbestos Claims Settlements          35,762              93,658
  Payments Made to Asbestos Claimants
   on Fibreboard's Behalf                          79,089              67,037
  Increase in Receivables from Sale of Surplus
   Real Estate                                         --                 236

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

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are as follows:

                                       September 30, 1996    December 31, 1995

          Finished Goods                     $57,739              $49,223
          Raw Materials                        9,026                6,898
          Supplies                             3,625                1,784
                                             -------              -------
          Total Inventories                  $70,390              $57,905
                                             -------              -------
                                             -------              -------

4. The functional currency of the majority of Fibreboard's foreign operations is the applicable local currency. Translation from the applicable foreign currency to U. S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for sales and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustment is reflected as a component of stockholder's equity. Aggregate translation losses were $11 for the three months ended September 30, 1996 and $646 for the nine months ended September 30, 1996. There were no translation gains or losses in 1995. To mitigate future translation gains or losses on U. S. denominated debt held by a Canadian subsidiary, Fibreboard entered into a foreign currency swap during 1996, which terminates August 6, 1998, under which Fibreboard will receive U.S. $25,000 in exchange for Canadian $34,290. Gains or losses due to currency exchange fluctuations during the contract period are deferred.

5. Information about Fibreboard's industry segments is set forth below:


                                                      Quarter                      Nine Months
                                                 Ended September 30            Ended September 30
                                               -----------------------       -----------------------
                                                 1996           1995          1996           1995
                                               --------       --------       --------       --------
NET SALES
 Building Products:
   Residential                                 $131,853       $ 80,910       $298,602       $197,309
   Industrial                                    14,125         13,880         42,675         43,954
                                               --------       --------       --------       --------
   Total Building Products                      145,978         94,790        341,277        241,263
 Resort Operations                                5,249          7,494         40,176         36,377
                                               --------       --------       --------       --------
 Consolidated                                  $151,227       $102,284       $381,453       $277,640
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
OPERATING INCOME
 Building Products:
  Residential                                  $ 16,151      $   7,681       $ 27,516       $ 13,286
  Industrial                                      1,327          1,251          4,304          6,049
                                               --------      ---------       --------       --------
  Total Building Products                        17,478          8,932         31,820         19,335
 Resort Operations                                    6          1,928          7,845          9,572
                                               --------      ---------       --------       --------
 Total Operations                                17,484         10,860         39,665         28,907
 Unallocated Expense, Net                        (4,424)        (3,099)       (10,020)        (9,918)
 Unusual Items                                       --             --         (3,150)         4,000
 Interest Expense                                (1,013)        (2,078)        (2,292)        (6,007)
 Interest and Other Income                          278            566            936          1,450
                                               --------       --------       --------       --------
 Income from Continuing Operations
  before Income Taxes                          $ 12,325      $   6,249       $ 25,139       $ 18,432
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

6. Fibreboard amended its $125,000 revolving credit facility in February 1996 to increase availability to $150,000. Fibreboard borrowed the additional $25,000 in the form of a five-year term loan with interest at the same rate as the basic facility. At September 30, 1996, $20,000 was outstanding under the revolving credit facility. In addition, Fibreboard established a $15,000 revolving credit facility in March 1996 to support its Canadian operations. At September 30, 1996, $1,800 was outstanding under this facility with interest at the same rates as Fibreboard's $150,000 facility.

7. On February 29, 1996, Fibreboard acquired six building products distribution centers in Arkansas, Kansas, Missouri, Oklahoma and Texas for approximately $5,400 and on June 14, 1996 acquired an additional distribution center in North Dakota for approximately $1,800. On July 15, 1996, a building products distribution center in Montana was acquired for approximately $3,100. On July 1, 1996, Fibreboard acquired the outstanding stock of Stone Products Corporation, a manufacturer of stone building products, for approximately $51,000 including the assumption of debt. The purchase price was funded with cash on hand and borrowings under Fibreboard's revolving credit facility. The acquisition was accounted for as a purchase. The following unaudited table presents the pro forma combined results of Fibreboard and Stone Products assuming the transaction took place at January 1, 1996 or 1995:


                                                               Quarter                Nine Months
                                                         Ended September 30       Ended September 30
                                                          1996         1995        1996         1995
                                                          ----         ----        ----         ----
   Net Sales                                            $151,227     $111,080     $401,857     $300,635
   Income from Continuing Operations                       7,395        3,749       14,746       10,431
   Income Per Share from Continuing Operations             $0.83        $0.42        $1.66        $1.16



   The pro forma results include only adjustments necessary to reflect the allocation of the purchase price resulting in changes in depreciation and amortization, to recognize the interest cost associated with the purchase, and to recognize the income tax effects of these adjustments. The results for the first nine months of 1996 include $2,214 of pre-tax compensation expense related to the Stone Products Long-Term Incentive Compensation Plan. This plan included provisions that tied participant compensation to the value of Stone Products, which increased significantly upon its sale to Fibreboard. The pro forma results should not be considered indicative of the results that would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

8. On August 29, 1996, Fibreboard entered into a letter of intent to sell its resort operations for approximately $121,500 in cash. The transaction is expected to close during the fourth quarter of 1996.

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

   The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:

                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                     1996             1995
                                                    ------           ------
       PERSONAL INJURY
         New Claims Received                        16,300           17,000
         Claims Disposed:
           Settled                                   1,031           10,811
           Dismissed                                   820            3,428
           "Green Card" Settlements(1)                   6               60
           Judgments(2)                                 --               --
         Adjustments(3)                                 91               --
         Average Settlement Amount per Claim
          Settled:(4)
           Pre-1959 Claims                          $   18           $   10
           Post-1959 Claims                              5                8

         Claims Pending at End of Period(5)         62,400           44,600

     1 Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

     2 Judgments represent defense verdicts in favor of Fibreboard, plaintiff verdicts where the net amount payable by Fibreboard is zero after applying prior settlement amounts or plaintiff verdicts where the judgment has been paid. Additional judgments favoring plaintiffs have been entered. Fibreboard is appealing these judgments. The amount of such judgments is included in Fibreboard's overall liability estimate.

     3 Often, multiple claims are filed for the same injury. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard has an ongoing program to identify duplicate claims and remove them from the claims database, and anticipates additional future adjustments.

     4  For claims where the initial year of exposure is known.

     5 Of the claims pending at September 30, 1996, 45,300 were filed on or after August 27, 1993, and will be covered by the Global Settlement if approved.

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

The U.S. District Court for the Eastern District of Texas approved both settlements in July 1995. Both judgments were appealed. On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by a unanimous decision. Petitions for rehearing on the Global Settlement were filed with the Fifth Circuit by September 9, 1996. The Court has not issued a decision on these petitions. Further appeals to the U. S. Supreme Court, although subject to court discretion, are possible and may potentially delay final approval of the settlements until 1997 or later.

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

If the Global Settlement is not approved, but the Insurance Settlement is approved, the insurers will instead provide Fibreboard with up to $2,000,000 to resolve pending unsettled claims as of August 27, 1993, and future claims and will pay the deferred payment portion of existing settled claims.

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

In January 1994, the California Supreme Court granted review of the decision of the Court of Appeal, but withheld further action until its decision in another case (MONTROSE CHEMICAL CORP. V. ADMIRALS INS. CO.) then pending before the Supreme Court was finalized. On July 3, 1995, the Supreme Court issued a decision in MONTROSE CHEMICAL confirming a trigger of coverage consistent with the trigger the Court of Appeal applied to the Fibreboard policies.

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

At September 30, 1996, Fibreboard was a defendant in six asbestos-in-buildings claims. To date, Fibreboard has successfully defended these claims or settled claims for modest amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse effect on its financial condition.

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

Fibreboard believes it is probable that it will ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. Fibreboard's opinion was based on its understanding of the disputed issues, the financial strength of the insurers and the opinion of outside legal counsel regarding the outcome of the litigation. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. The balance of the net liability was $10,027 at September 30, 1996.

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

10.  Subsequent Event

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          QUARTER ENDED SEPTEMBER 30, 1996 VS. 1995

          OVERALL

          - Net sales increased 48% due to the acquisitions of Vytec (acquired in the fourth quarter of 1995) and Stone Products (acquired July 1996), additional Norandex branches, and increased shipments of industrial building products. Resort operations revenues declined due to fewer sales under Northstar's residential lot sales program.

          - Gross margin increased 68%, and increased as a percent of sales from 27% in 1995 to 31% in 1996. Lower raw material costs and operating efficiencies in the residential building products group resulted in improved consolidated gross margin while stable raw material costs (relative to sales prices) were experienced for industrial building products.

          - Selling, general and administrative costs increased 67% due to the increase in the number of Norandex branches since the prior year, and the acquisitions of Vytec and Stone Products.

          - Goodwill amortization increased 93% between years as a result of the acquisitions of Vytec and Stone Products.

          - As a result of the factors noted above, operating income increased 68% between years.

          - Interest expense declined 51%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of the wood products business were used to retire debt.

          - Interest and other income declined 51% as cash was utilized at the beginning of the third quarter of 1996 to fund the acquisition of Stone Products.

          - The income tax rate was 40% in both years.

          - Income from continuing operations increased 97% as a result of the above factors.

          - Net income for the third quarter of 1995 included the operating results and gain on the sale of the wood products related assets which were sold during the third quarter of 1995.

          SEGMENT DISCUSSION

          BUILDING PRODUCTS:

          - Residential products sales increased 63% due to the
            acquisitions of Vytec and Stone Products and new Norandex
            branches added during the past year.   Vytec contributed $28.9
            and $2.7 million of sales and operating income in the third quarter of 1996. On a pro forma basis, sales were $18.5 million in the third quarter of 1995. Stone Products contributed $12.2 and $1.8 million of sales and operating income in 1996. Pro forma sales and operating income would have been $8.8 million and $0.8 million during the third quarter of 1995. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma comparisons between periods are indicative of the results that would have occurred if the combination had been in effect throughout 1996 and 1995 or which may be obtained in the future. In addition, Norandex branch same store sales increased

            16% between comparable quarters of 1995 and 1996. Shipments of vinyl siding increased 158% from 414,000 squares in 1995 to 1,070,000 squares in 1996 as a result of the acquisition of Vytec and a 52% increase in shipments by Norandex. Operating profit increased 110% from $7.7 million in 1995 to $16.2 million. The improvement in operating profits was due to the acquisitions of Vytec and Stone Products, increased sales volumes at Norandex, and lower raw material costs and higher manufacturing efficiencies during 1996.

          - Industrial products sales increased 2% on higher unit sales of calcium silicate ("CalSil") products. Operating profits improved 6% due primarily to higher margins on CalSil sales.

            RESORT OPERATIONS:

          - Resort operations revenues declined 30% while operating profit declined from $1.9 million in 1995 to break-even in 1996. Reduced revenues and operating profit resulted from decreased sales under Northstar's residential lot sales program.

            UNALLOCATED EXPENSE:

          - Unallocated expense includes expenses associated with Fibreboard's phantom stock plan of $1.1 million in 1995 and $2.6 million in 1996. The expense related to the phantom stock plan reflects the increase in the market price of Fibreboard's common stock during the periods. Excluding the impact of such expense, unallocated expenses decreased 6% between years.


          NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. 1995

          OVERALL

          - Net sales increased 37% due to the acquisitions of Vytec, Stone Products and Bear Mountain, and additional Norandex branches, reduced by lower sales of metal and industrial fireproofing products by Pabco.

          - Gross margin increased 48%, and increased as a percent of sales from 28% in 1995 to 30% in 1996 due to lower raw material costs and greater operating efficiencies in the residential building products group. Gross margins for industrial products declined due to higher raw material costs relative to sales prices.

          - Selling, general and administrative costs increased 45% due to the increase in the number of branches since the prior year, the acquisition of Vytec in the fourth quarter of 1995, and the acquisition of Stone Products in July 1996. SG&A costs as a percent of sales were consistent between years.

          - Goodwill amortization increased 58% between years as a result of the acquisitions of Vytec and Stone Products.

          - Unusual items included pre-tax expense of $3.2 million in 1996 for the cost of relocating the corporate headquarters to Dallas, Texas, while the first nine months of 1995 included pre-tax income of $4.0 million resulting from the reduction of an asbestos-related reserve.

          - As a result of the factors noted above, operating income increased 15% between years. However, excluding unusual items, the increase from year to year was 56%.

          - Interest expense declined 62%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of the wood products business were used to retire debt.

          - Interest and other income declined 35%. Interest income increased 9% as higher amounts were invested; however, this increase was reduced by a foreign currency translation expense.

          - The income tax rate was 40% in both years.

          - Income from continuing operations increased 36% as a result of the above factors.

          - Net income in 1995 included the results of operations and gain on the sale of the wood products related assets which were sold during the third quarter of 1995.

          SEGMENT DISCUSSION

          BUILDING PRODUCTS:

          - Residential products sales increased 51% due to the acquisitions of Vytec and Stone Products and new Norandex branches added during the past year. Vytec contributed $67.1 and $6.0 million of sales and operating income during the first nine months of 1996. On a pro forma basis, sales were $57.3 million during the first nine months of 1995. During the first nine months of 1996, Stone Products contributed $12.2 and $1.8 million of sales and operating income. Had Stone Products been acquired at the beginning of the periods, it would have contributed $32.6 and $2.8 million of pro forma sales and operating income in 1996, compared to pro forma sales and operating income of $23.0 and $1.5 million during the first nine months of 1995. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma comparisons between periods are indicative of the results that would have occurred if the combination had been in effect throughout 1996 and 1995 or which may be obtained in the future. In addition, Norandex branch same store sales increased 8% between years. Shipments of vinyl siding increased 104% from 1,110,000 squares in 1995 to 2,262,000 squares in 1996 as a result of the acquisition of Vytec and a 35% increase in shipments by Norandex. Operating profits increased 107% from $13.3 million in 1995 to $27.5 million. The improvement in operating profits was due to lower raw material costs and higher manufacturing efficiencies during 1996 as well as the additions of Vytec and Stone Products.

          - Industrial products sales declined 3% on lower unit sales of fireproofing and metals products. Operating profits declined 29% due primarily to lower margins on metal sales.

          RESORT OPERATIONS:

          - Resort operations revenues increased 10% due to the addition of Bear Mountain, acquired in October 1995. Operating income decreased 18% from $9.6 million in 1995 to $7.8 million in 1996 as a result of fewer skier days at Northstar and Sierra combined with lower sales under Northstar's residential lot sales program.

          UNALLOCATED EXPENSE:

          - Unallocated expense includes expenses associated with Fibreboard's phantom stock plan of $4.1 million in 1995 and $4.6 million in 1996. The expense related to the phantom stock plan reflects the increase in the market price of Fibreboard's common stock during the periods. Excluding the impact of such expense, unallocated expenses declined 7% between years.

          UNUSUAL ITEMS:

          - During 1995, Fibreboard recorded a $4.0 million reversal of reserves previously established for anticipated unreimbursable asbestos-related costs as a result of a reduction in its current estimate of the amounts which will be needed for such purpose. During 1996, Fibreboard recorded an expense of $3.2 million related to the relocation of its corporate office to Dallas, Texas.

          FINANCIAL CONDITION

          - Cash on hand at September 30, 1996 aggregated $7.9 million, which will be utilized to fund continuing operations.

          - Borrowings under Fibreboard's revolving credit facilities were $21.8 million at September 30, 1996, with total additional availability of $146.4 million. In addition, Fibreboard had $25.0 million outstanding in the form of a five-year term loan.

          - On July 1, 1996, Fibreboard completed the purchase of the stock of Stone Products Corporation. The purchase price of $51.0 million including debt assumed was funded through the use of cash on hand supplemented with borrowings under Fibreboard's revolving credit facility.

          - During the fourth quarter of 1996, Fibreboard expects to receive approximately $95 million in net after-tax cash proceeds from the sale of its resort operations. Upon closing the transaction, Fibreboard's availability under the revolving credit facility dedicated to resort operations will decrease by approximately
            $36 million, resulting in a $59 million increase in net liquidity.

          - Capital expenditures of approximately $21 to $25 million are anticipated during 1996. Major anticipated projects include the construction of a vinyl siding manufacturing plant in Joplin, Missouri at an approximate cost of $15 million with an expected completion date in April 1997, $5.6 million to increase production capacity and improve productivity at the vinyl siding manufacturing plant in London, Ontario, $1.6 million to upgrade and improve the vinyl siding manufacturing plant in North Carolina, $6.0 to $7.0 million to replace three chair lifts at Sierra, and infrastructure development costs of approximately $1.2 million to support the lot sales program at Northstar. For the first nine months of 1996, Fibreboard has expended approximately $16.2 million on these and other projects.

          - In addition to cash needs related to continuing operations, Fibreboard must fund its minimal on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues, have been funded from insurance resources. At September 30, 1996, Fibreboard had $3.5 million in cash on hand restricted for asbestos-related costs. Fibreboard believes its cash needs for asbestos-related expenditures will be satisfied through existing settlements with asbestos-in-buildings insurers or through the Insurance Settlement which became final on October 24, 1996.

          - Additional information regarding the asbestos-related litigation can be found in Notes 9 and 10 to the Consolidated Financial Statements beginning on page 10.

                        PART II +  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Material developments in the asbestos-related litigation are described in Notes 9 and 10 to the Consolidated Financial Statements beginning on page 10.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits are filed as part of this Form 10-Q.

          (b) The following Current Reports on Form 8-K were filed during the period July 1, 1996 to September 30, 1996:


               Date               Event Reported
               ----               --------------

               July 1, 1996       Acquisition of the stock of
                                  Stone Products Corporation

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIBREBOARD CORPORATION
                                        (Registrant)


Dated: November 13, 1996                By: /s/ Garold E. Swan
                                            ----------------------
                                            Garold E. Swan
                                            Vice President Finance