Form 10-K405
period 1996-12-31
FIBREBOARD CORP /DE
filed 1997-03-27
CIK 833053

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

(Mark One)

[XX] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996 or

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required] for the transition period from to
      -------    ------

Commission file no. 0-016951

                                FIBREBOARD CORPORATION
                      ----------------------------------------
                  (exact name of registrant as specified in charter)

                   DELAWARE                         94-0751580
        ------------------------------------------------------------------
        (State or other jurisdiction     (IRS Employer Identification No.)
              of incorporation)

                    2200 ROSS AVE., SUITE 3600, DALLAS, TX  75201
                    ---------------------------------------------
                       (Address of principal executive offices)

                                    (214) 954-9500
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)



Securities registered pursuant to
 Section 12(b) of the Act:                   None
                                             ----
Securities registered pursuant to
 Section 12(g) of the Act:                   Common Stock, $0.01 Par Value
                                             -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1997 was $282,587,974.

As of the close of business on March 18, 1997, the Registrant had outstanding 8,490,020 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fibreboard Corporation's Proxy Statement relating to its 1997 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A not later than April 30, 1997, are incorporated by reference in Part III.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                                         PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Fibreboard Corporation (Fibreboard) is a Delaware corporation incorporated in 1917. Between June 1978 and June 1988, Fibreboard was a wholly-owned subsidiary of Louisiana-Pacific Corporation (L-P). In June 1988, L-P distributed Fibreboard's common stock to its stockholders, and Fibreboard once again became an independent, publicly held company. Fibreboard's business is the manufacture and distribution of building products.

Sales in 1996 were as follows:

                                IN THOUSANDS        PERCENT
                                ------------        -------
Building Products:
  Residential                    $ 411,268            88%
  Industrial                        57,670            12%
                                 ---------           ----
                                 $ 468,938           100%
                                 ---------           ----
                                 ---------           ----

Building Products consists of the Residential Building Products Group and the Industrial Building Products Group. Residential Building Products primarily manufactures vinyl siding and related accessories for exterior residential applications at three manufacturing facilities in North America with a fourth facility under construction. Vinyl products are sold through two primary channels: 1) A company-owned distribution network of 124 branches, which also sell a wide variety of other exterior building products; and 2) a network of independent distributors. Residential Building Products also manufactures cast stone products sold through independent masonry distributors. Industrial Building Products, sold under the trade name of Pabco, manufactures molded insulation for high temperature and industrial applications, fireproofing board used in commercial construction and metal jacketing.

In December 1996, Fibreboard sold its resort operations, which included three ski resorts located in California: Northstar-at-Tahoe, Sierra-at-Tahoe and Bear Mountain. The resort operations are now accounted for as discontinued operations. Resort operations revenues, which have been excluded from the table above, were $42,773 in 1996.

Fibreboard employs approximately 2,400 people, substantially all of whom are non-union.

Information concerning the revenues, operating results and identifiable assets of Fibreboard's building products operations can be found in Note 12 to Fibreboard's Consolidated Financial Statements, "Industry Segment Information" on page 38.

BUILDING PRODUCTS

RESIDENTIAL BUILDING PRODUCTS GROUP

PRODUCTS

Norandex Vinyl Products Company and Vytec Corporation manufacture vinyl siding and related accessories. Norandex produces vinyl siding and accessories at its highly efficient manufacturing facility in Claremont, North Carolina. More than 95% of Norandex manufactured products are sold through Norandex Distribution Company, a 124 branch company-owned distribution network operating in 32 states. Norandex manufactured vinyl siding and accessories account for approximately one-third of

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

distribution sales. Purchased windows and doors make up an additional 30% of sales. Other resale products include aluminum and steel soffit and siding, as well as other primarily exterior building products and installation supplies. Norandex products are used in residential remodeling
(approximately 60% of sales) and new construction (40% of sales).

Fibreboard purchased Vytec Corporation on November 30, 1995. Vytec produces vinyl siding and accessories at two manufacturing facilities located in London, Ontario, and Mission, British Columbia, Canada. While a portion of Vytec's products are sold through Norandex branches, the majority of Vytec's products are sold through independent distributors, principally in the Great Lakes, mid-west, mid-Atlantic and southeastern states. Approximately 65% of Vytec's sales are to customers located in the United States, with the remainder shipped primarily to customers in Canada, Australia and an affiliate in Poland.

Fibreboard purchased Stone Products Corporation on July 1, 1996. Stone Products is the pioneer and leading producer of manufactured stone building products. The cast stone products offer an authentic, stone-like, natural look and feel with superior quality and durability and can be fully installed for a variety of applications at a cost substantially less than natural stone. Cast stone production facilities are located in Napa, California and Navarre, Ohio. The majority of its products are sold through independent distributors with approximately 80% of sales to customers in the U. S. and the remainder shipped to customers in Japan, Canada and other Pacific Rim countries.

MARKET POSITION, COMPETITION AND ENTRY BARRIERS

Fibreboard is one of the top five producers of vinyl siding in North America. The industry consists of more than 25 producers which supply an overall vinyl siding market of approximately 36 million squares (a square is material sufficient to cover a 10 foot by 10 foot area). Fibreboard believes it has a 9% market share in vinyl siding. Fibreboard believes it is among the industry's low cost producers with production yields substantially higher than the industry average.

Fibreboard is one of four vinyl siding producers that has a captive distribution network, and Fibreboard believes the Norandex Distribution Company network to be the most extensive. Norandex Distribution Company competes regionally with many privately-owned distribution companies which offer products manufactured by competitors.

Stone Products is the largest manufacturer of cast stone products in the world. Fibreboard believes that Stone Products has an approximate 50% share of the U. S. market with no competitor having more than a 10% share. Competitors are primarily local and regional manufacturers.

Barriers to entry in the manufacture of vinyl siding and cast stone products are significant, requiring a substantial investment in manufacturing equipment. By contrast, barriers to entry in the distribution business are modest.

The principal means of competition are price, service and quality.

SUPPLIERS

The primary raw material used in the manufacture of vinyl siding is polyvinyl chloride (PVC) resin. Fibreboard has supply agreements at current market prices with several major manufacturers of PVC resin. The primary raw materials used in the manufacture of cultured stone are Portland cement and lightweight natural aggregates. Fibreboard has not experienced any difficulty in securing sufficient raw material to meet its manufacturing needs. The price of PVC resin is subject to price swings. Fibreboard

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

has historically been able to pass the impact of raw material price increases on through increased end product prices.

CUSTOMERS

Norandex Distribution Company's network is concentrated in the 30-state area east of the Rocky Mountains. Customers are typically residential siding installers and construction and remodeling contractors. Norandex believes its manufacturing flexibility and ability to meet short order delivery times provide it a competitive advantage.

Vytec's customers are generally independent distributors, who sell the products to residential siding installers and construction and remodeling contractors. Some of Vytec's independent distributors compete directly with Norandex branches. Vytec's sales force concentrates its efforts on assisting distributors in developing their markets and attracting new customers.

Stone Products' customers are independent distributors of masonry materials. These distributors are presently concentrated in California, Great Lakes and northeast states, although efforts are underway to increase distribution on a national level.

FACILITIES

                                  PRACTICAL ANNUAL
  PLANT LOCATION                 PRODUCTION CAPACITY    PRODUCTION SCHEDULE
  --------------------------     -------------------    --------------------
  VINYL SIDING MANUFACTURING        (IN SQUARES)
    Claremont, NC                     2,150,000         3 shifts-7 days/week
    Joplin, MO*                       1,150,000         3 shifts-7 days/week
    London, Ontario                   1,350,000         3 shifts-7 days/week
    Mission, British Columbia           270,000         3 shifts-7 days/week
                                      ---------
      Total                           4,920,000
                                      ---------
                                      ---------

  STONE PRODUCTS MANUFACTURING    (IN SQUARE FEET)
    Napa, CA                         16,900,000         2 shifts-7 days/week
    Navarre, OH                       5,000,000         2 shifts-7 days/week
                                     ----------
      Total                          21,900,000
                                     ----------
                                     ----------



  *Expected to be operational in the second quarter of 1997


BRANCH LOCATIONS

Norandex branches are located in the following states: Alabama, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. Branches are typically 10,000 to 20,000 square feet in size. The vast majority of branch locations are leased.

CAPITAL SPENDING

Capital expenditures have increased with the growth of Fibreboard's Residential Building Products business. Capital expenditures of $16.6 million in 1996 and over $30.0 million projected in 1997 include approximately $15.0 million for the construction of a new vinyl siding plant in Joplin, Missouri, $6.0 million for expansion of production capacity at the Claremont, North Carolina and London, Ontario, Canada facilities, and approximately $6.0 million for expansion of Stone Products production facilities.

SEASONALITY

Sales activity is seasonal and dependent on weather patterns. Historically, sales are low in the first quarter of the year, before picking up in the second and third quarters and falling off in the fourth quarter.
Manufacturing activity, while somewhat heavier during the high-activity summer months, is more evenly spread throughout the year.

OPERATING RESULTS - RESIDENTIAL BUILDING PRODUCTS GROUP*

                                             HISTORICAL PERFORMANCE
                                                  (in thousands)
                                         ------------------------------
                                           1996       1995       1994
                                         --------   --------   --------

     Sales                               $411,268   $276,180   $ 85,607
     Pre-tax operating income              36,728     18,031      8,096
     Depreciation & amortization           10,302      6,303      1,815
     Capital expenditures **               16,595      4,048        585

     *    Operating results include Norandex Inc. from August 31,
          1994, Vytec Corporation from November 30, 1995 and Stone Products from July 1, 1996. Information has been extracted from the required segment disclosure and should not be considered a substitute for financial statements prepared in accordance with generally accepted accounting principles. See Note 13 to Fibreboard's Consolidated Financial Statements for further information regarding acquisitions.

   ** Does not include amounts paid to acquire eight building products distribution centers during the first three quarters of 1996, Stone Products on July 1, 1996, Vytec on November 30, 1995 or Norandex on August 31, 1994.


INDUSTRIAL PRODUCTS GROUP (PABCO)

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

Super Firetemp competes with a number of generic fireproofing products. Super Firetemp retains its shape, size and strength under continuous service at temperatures in excess of 2,000DEG F and may be re-used after exposure to extreme temperatures. Super Firetemp is exceptionally easy to cut and handle, and can be applied directly to the surface it is protecting, unlike competing products which require clearance space. Consequently, Super Firetemp's durability, space efficiency and ease of application may provide greater cost savings to users than competing products.

                      FIBREBOARD CORPORATION AND SUBSIDIARIES


Metal jacketing and metal elbows are used to cover and protect insulation products after installation.


MARKETS

Nearly all of Pabco's products are sold into industrial markets, with a small percentage sold into commercial markets. Approximately 90% of sales are domestic, with the remainder primarily to South America and the Middle East.


MARKET POSITION, COMPETITION AND ENTRY BARRIERS

Fibreboard believes there are three significant producers of calcium silicate industrial insulation used in North America. Pabco is the largest producer of this specialized product category which directly competes with fiberglass, mineral wool, foam glass and ceramic fibers in the industrial insulation market. Pabco's CalSil production facilities are the largest single product plants in its segment of the domestic industrial insulation industry.
Pabco's precision-molded, modular technology allows for more efficient operation at a wider range of volumes than can be achieved by major competitors. Pabco's key insulation and metal plants include operations in the Gulf States region where buyers and sales are currently concentrated. Pabco believes its products are preferred in construction projects where ease of installation is paramount since Pabco's product is more easily field fabricated. Each of Pabco's major competitors operates single-facility, older plants located in the mid-west and eastern states. Fibreboard believes these may be higher-cost facilities in areas of inherent labor cost disadvantages.

Barriers to entry in CalSil production are significant due to capital requirements. However, in certain applications, other types of insulation may be substituted.

Fibreboard believes that there are only three major domestic producers of metal elbows and jacketing material for insulation protection, with each having a roughly equal share of the domestic market. The three producers have substantial excess capacity compared to market demand.

Pabco is the only North American producer of calcium silicate-based industrial fireproofing board which it manufactures under an exclusive foreign license. However, competing foreign products have been sold in the United States with some limited success.

The principal means of competition are price, quality and service.


SUPPLIERS

The primary raw materials in calcium silicate insulation are diatomaceous earth and limestone. There are several sources of supply of diatomaceous earth of a quality which Pabco considers acceptable for production of calcium silicate insulation. Pabco has entered into long-term material supply contracts on favorable terms. The raw materials for the metal operations are aluminum, stainless steel, vinyl and paper. Pabco has not experienced any difficulties in obtaining adequate supplies and does not anticipate any such difficulties, although metal pricing has varied significantly over the last three years. Depending on inventory positions and purchase commitments, metal market price volatility can have a significant impact, either positive or negative, on operating profits.


CUSTOMERS

A majority of Pabco's revenues are derived from the maintenance market. Primary customers include insulation contractors and distributors concentrated in the Gulf States region. Products are marketed by

                      FIBREBOARD CORPORATION AND SUBSIDIARIES


Pabco's sales force to insulation distributors and contractors. Although industrial insulation sales are price sensitive, Fibreboard believes Pabco's low-cost facilities, material and energy costs give Pabco a significant cost advantage over competitors.


FACILITIES

MOLDED INDUSTRIAL INSULATION

                               NORMAL ANNUAL
                            PRODUCTION CAPACITY
     PLANT LOCATION            (CUBIC FEET)         PRODUCTION SCHEDULE
     -------------------    -------------------     --------------------
     Ruston, LA                 2,300,000           3 shifts-7 days/week
     Grand Junction, CO         2,300,000*          3 shifts-7 days/week
     -------------------    -------------------     --------------------
     TOTAL                      4,600,000

     *Facility was operated intermittently during 1996 to match production with demand.


PANEL INDUSTRIAL FIREPROOFING BOARD

                               NORMAL ANNUAL
                            PRODUCTION CAPACITY
     PLANT LOCATION              (POUNDS)           PRODUCTION SCHEDULE
     -------------------    -------------------     --------------------
     Grand Junction, CO         7,500,000*          3 shifts-7 days/week

     *Facility was operated intermittently during 1996 to match production with demand.


METAL JACKETING

     PLANT LOCATION         PRODUCTION CAPACITY     PRODUCTION SCHEDULE
     -------------------    -------------------     --------------------
     Palestine, TX                   *              1 shift-5 days/week
     Poca, WV                        *              1 shift-5 days/week
     Huntington Beach, CA            *              1 shift-5 days/week

     *Capacity cannot be expressed in a standard unit of measure.


CAPITAL SPENDING

The industrial insulation group requires minimal capital expenditures, primarily for maintenance purposes, averaging approximately $500,000 per year. Fibreboard's management does not believe any significant capital expenditures will be required for the foreseeable future.


SEASONALITY

Industrial insulation products are impacted by petrochemical and general economic cycles affecting industrial capital expenditure programs. In general, sales activity is not significantly impacted by seasonality.

                      FIBREBOARD CORPORATION AND SUBSIDIARIES


OPERATING RESULTS - INDUSTRIAL BUILDING PRODUCTS GROUP*

                                   HISTORICAL PERFORMANCE
                                      (in thousands)
                               ---------------------------
                                 1996      1995      1994
                               -------   -------   -------
Sales                          $57,670   $59,671   $56,376
Pre-tax operating income         6,619     7,694     6,452
Depreciation & amortization        901       867       788
Capital expenditures               538       484       327

*Information has been extracted from the required segment disclosure and should not be considered a substitute for financial statements prepared in accordance with generally accepted accounting principles.


DISCONTINUED OPERATIONS

In December 1996, Fibreboard sold the outstanding stock of its resort operations subsidiaries to Booth Creek Ski Holdings, Inc., for $126.5 million after purchase price adjustments and including the assumption of certain liabilities. The resort operations consisted of three California resorts:
Northstar-at-Tahoe, Sierra-at-Tahoe and Bear Mountain.

In September 1995, Fibreboard sold the assets of its wood products business to Sierra Pacific Industries for $239.0 million after purchase price adjustments. The wood products business consisted of approximately 80,000 acres of northern California timberland, two sawmills, a hardwood plywood plant, a molding and millwork facility and a bark processing plant.

All financial data contained herein has been restated to reflect the wood products business and the resort operations as discontinued operations. The following table presents the combined wood products and resort operating results through each date of sale and related gains on disposition.

                                   HISTORICAL PERFORMANCE
                                       (in thousands)
                               -----------------------------
                                 1996      1995       1994
                               -------   --------   --------
Sales                          $42,773   $156,705   $221,722
Pre-tax operating income         4,012     13,915     20,690
Pre-tax gain on asset
  disposition                   55,850    121,245     18,858


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

                      FIBREBOARD CORPORATION AND SUBSIDIARIES


Information concerning Fibreboard's involvement in landfill litigation and administrative proceedings is incorporated herein by reference to Note 15 to Fibreboard's Consolidated Financial Statements, "Other Litigation and Contingencies," on page 44.


ITEM 3.  LEGAL PROCEEDINGS

ASBESTOS-RELATED PERSONAL INJURY CLAIMS

At December 31, 1996, Fibreboard was a defendant in numerous personal injury claims pending in federal and state courts throughout the United States. Additional claims are anticipated in the future. These claims typically allege injury or death from asbestos exposure. Fibreboard is generally only one of several defendants. These claims seek compensatory, and in many cases, punitive damages in various amounts depending on injury severity.

During 1993 Fibreboard reached settlement agreements (the Global Settlement and Insurance Settlement) with its insurers, Continental Casualty Company and Pacific Indemnity Company, and plaintiff representatives which should resolve Fibreboard's existing and future asbestos-related personal injury liabilities within insurance resources and existing corporate reserves. The Insurance Settlement is final and the Global Settlement requires court approval. The Global Settlement action is titled Gerald Ahearn, James Dennis and Charles W. Jeep, on Behalf of Themselves and Others Similarly Situated, Plaintiffs, v. Fibreboard Corporation, Defendant, Continental Casualty Company and Pacific Indemnity Company, Intervenors, Civil Action No. 6:93cv526, U.S. District Court for the Eastern District of Texas, Tyler Division. The Insurance Settlement action is titled Continental Casualty Company, CNA Casualty Company of California, Columbia Casualty Company and Pacific Indemnity Company, Plaintiffs, v. Daniel Herman Rudd, Jr., Beverly White and John Hansel, on Behalf of Themselves and Others Similarly Situated, and Owens-Illinois, Inc., on Behalf of Itself and Others Similarly Situated, and Penn Mutual Life Insurance Company, Defendants, Civil Action No. 6:94cv458, U.S. District Court for the Eastern District of Texas, Tyler Division. The U.S. District Court issued its judgments approving both settlements in July 1995.

Both judgments were appealed to the U.S. Fifth Circuit Court of Appeals. On July 26, 1996, the Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by a unanimous decision. A petition for rehearing on the Global Settlement was filed with the Fifth Circuit and subsequently rejected by the Court. The parties opposing the Global Settlement have filed petitions seeking review with the U.S. Supreme Court.

On October 26, 1996, the statutory time period to seek further review of the Insurance Settlement approval judgment lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

Additional information concerning personal injury claims can be found in Note 14 to Fibreboard's Consolidated Financial Statements, "Asbestos-Related Litigation," which begins on page 40.


INSURANCE COVERAGE FOR PERSONAL INJURY CLAIMS

Fibreboard has been involved in litigation with its insurers, Continental Casualty Company and Pacific Indemnity Company, to determine the amount of insurance available to Fibreboard (In Re Asbestos Insurance Cases, Judicial Council Coordination Proceeding No. 107). As noted above, the Insurance Settlement is now final. As contemplated by the Insurance Settlement, Fibreboard and its insurers will seek to dismiss this insurance coverage litigation.

                      FIBREBOARD CORPORATION AND SUBSIDIARIES


ASBESTOS-IN-BUILDINGS CLAIMS

At December 31, 1996, Fibreboard was a defendant in six asbestos-in-buildings claims pending in U.S. federal and state courts. Fibreboard is typically only one of several defendants. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-building claims will not have a material adverse effect on its financial condition or results of operations.

Additional information concerning Fibreboard's asbestos-in-buildings claims can be found in Note 14 to Fibreboard's Consolidated Financial Statements, "Asbestos-Related Litigation," which begins on page 40.


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

Additional information concerning this litigation can be found in Note 14 to Fibreboard's Consolidated Financial Statements, "Asbestos-Related
Litigation," which begins on page 40.


OTHER LITIGATION

Fibreboard has been named as a potentially responsible party in two California landfill clean-ups, the Operating Industries Inc. site in Monterey Park and the GBF landfill in Pittsburgh, and has been named as a defendant in a private lawsuit related to the Acme landfill in Martinez, CA. Additional information concerning Fibreboard's involvement can be found in Note 15 to Fibreboard's Consolidated Financial Statements, "Other Litigation and Contingencies," on page 44.

Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of Fibreboard follows:


       NAME             AGE    POSITION
-----------------------------------------------------------------------------------------
John D. Roach           53     Chairman, President and Chief Executive Officer
Ronald W. Mathewson     59     Executive Vice President and Chief Operating Officer
Michael R. Douglas      43     Senior Vice President, General Counsel and Secretary
Stephen L. DeMaria      56     Vice President, Corporate Relations
Herbert M. Elliott      58     Vice President, and President of Stone Products and Pabco
Donald F. McAleenan     42     Vice President and Deputy General Counsel
Garold E. Swan          44     Vice President, Finance

Officers serve at the discretion of the board of directors.

- Mr. Roach was elected Chairman, President and Chief Executive Officer of Fibreboard on July 2, 1991. Prior to his election, Mr. Roach was Executive Vice President of Manville Corporation, where he served as President of its Mining and Minerals Group and President of Celite Corporation, a wholly-owned Manville subsidiary. In addition, Mr. Roach served as President of Manville Sales Corporation, now known as Schuller International, from 1988 to 1990, and as Chief Financial Officer of Manville Corporation from 1987 to 1988. Prior to Manville, Mr. Roach was a strategy consultant and Vice Chairman of Braxton Associates; Vice President and Managing Director of the Strategic Management Practice for Booz, Allen, Hamilton; and Vice President and Director of The Boston Consulting Group. Previous experience at Northrop Corporation included Director of strategic planning, economic analysis, accounting, management information systems and co-manager of a venture capital subsidiary. Mr. Roach serves as a director of Morrison Knudsen and Thompson PBE, Inc.

- Mr. Mathewson was elected Executive Vice President and Chief Operating Officer of Fibreboard in October 1996. Prior to joining Fibreboard, Mr. Mathewson served from 1994 to 1995 as Executive Vice President of Magnetek, Inc. and President of the Lighting Group. From 1988 to 1994, he served at Manville Corporation (now Schuller International) where he was corporate Senior Vice President, President of the Building Products Group and Vice President/General Manager of the Building Insulation Division. Mr. Mathewson also spent 27 years with General Electric Company where he served as General Manager of several business units within the Lighting Business Group.

- Mr. Douglas became General Counsel to Fibreboard in September 1987 and was elected Secretary in November 1990. He was elected Vice President in August 1991 and Senior Vice President in October 1993. From March 1986 to September 1987 he was employed by the Asbestos Claims Facility, of which Fibreboard was a member, as Senior Legal Counsel and then as Director of Law-West Coast Region. From 1982 to 1986 he was an attorney in the asbestos litigation group of Jim Walter Corporation.

- Mr. DeMaria joined Fibreboard in May 1989 as Director-Corporate Communications and Investor Relations and was elected Vice President, Corporate Relations in August 1991. Prior to joining Fibreboard, he was Executive Vice President of the California Forest Protective Association, an industry trade association representing the interests of industrial timberland owners before the California legislature and regulatory agencies.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


- Mr. Elliott was appointed General Manager of Pabco in October 1991 and was elected Vice President of Fibreboard in February 1992, and President of Stone Products and Pabco in July 1996. Prior to joining Fibreboard, Mr. Elliott was a partner in Management Resource Partners, a professional management firm advising corporations on financial and operating matters and functioned as CEO, CFO or a director of several companies. Mr. Elliott has been CFO of Consolidated Fibers and Itel Corporation, Vice President Corporate Development of Alexander and Baldwin and a consultant for A.T. Kearney.

- Mr. McAleenan joined Fibreboard as Deputy General Counsel in February 1992 and was elected Vice President in August 1996. Prior to joining Fibreboard, Mr. McAleenan served from September 1989 to January 1992 as Assistant General Counsel at AT&E Corporation, a company engaged in wireless communications. From 1980 to 1989, he was engaged in private law practice in New York City.

- Mr. Swan joined Fibreboard as Controller in September 1988. He was elected Vice President in October 1991 and Vice President, Finance in October 1996. He previously was an Audit and Financial Consulting Manager in the Portland, Oregon office of Arthur Andersen LLP.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 18, 1997, there were 10,206 holders of record of Fibreboard common stock. Fibreboard's common stock is traded on the American Stock Exchange under the symbol FBD. Information with respect to the quarterly high and low market sales prices for Fibreboard's common stock for 1996 and 1995, based upon sales transactions reported by the American Stock Exchange, is provided below. All per share prices have been adjusted to reflect a two-for-one stock split on May 19, 1995.

Market Prices of Fibreboard Common Stock

                         1996                  1995
                  -----------------     ------------------
QUARTERS ENDED     HIGH        LOW       HIGH        LOW
--------------    ------     ------     ------     -------
March 31          25 1/8     20 1/4     17         13 3/4
June 30           28         23         27         15 5/16
September 30      35 1/2     25         26 3/8     21 7/8
December 31       36         28 3/4     26 3/4     19 5/8

The closing price of Fibreboard's common stock on March 18, 1997 was $34.00.

Since its spin-off from Louisiana-Pacific Corporation on June 6, 1988, Fibreboard has not paid cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA

Fibreboard sold its wood products business on September 25, 1995 and its resort operations on December 3, 1996. All data presented below has been restated to reflect wood products and resort operations as discontinued operations for all periods. In addition, the results of the following acquisitions are included only for the periods since the transaction date:

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


Norandex        -  August 1994
Vytec           -  November 1995
Stone Products  -  July 1996

                                                     YEAR ENDED DECEMBER 31
                                         (dollar amounts in thousands except per share)
                                  ------------------------------------------------------------
                                    1996         1995         1994         1993        1992
----------------------------------------------------------------------------------------------
Net sales                         $468,938   $  335,851   $  141,983   $   49,215   $   49,701
Income (loss) from
  continuing operations (1)         15,784        9,439        3,504         (555)      (1,282)
Income (loss) from continuing
  operations per share (1)            1.77         1.05         0.39        (0.06)       (0.16)
Operating assets                   451,976      353,816      362,444      250,836      214,586
Asbestos-related assets            236,869      830,064      812,347      969,136      826,582
Total assets                       688,845    1,183,880    1,174,791    1,219,972    1,041,168
Long-term debt (2)                  27,847        9,365      101,293       23,539       13,306
----------------------------------------------------------------------------------------------

(1) Includes pre-tax charge of $3,150 for corporate office relocation in 1996, pre-tax asbestos-related reserve reversal of $4,000 in 1995, pre-tax $3,762 gain on surplus real estate sales in 1993, and pre-tax $2,353 pension gain and $2,998 gain on surplus real estate sales in 1992.

(2) Does not include amounts for asbestos claims settlements. See Note 14 to the financial statements, "Asbestos-Related Litigation," on page 40 for additional information. Also does not include asbestos-related long-term debt of $24,944 in 1996, $23,711 in 1995, $22,360 in 1994,
    $21,361 in 1993, and $20,572 in 1992.  Does include $2,590, $3,765,
    $4,870, $5,905, and $6,875 of long-term debt for which Fibreboard receives offsetting interest and principal payments from notes receivable -- see Note 5, "Long-Term Debt."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibreboard sold its resort operations during 1996 and its wood products business during 1995. Prior to the acquisition of Norandex in August 1994, these operations accounted for the majority of Fibreboard's sales and a significant portion of operating profits. As required, all financial data contained herein has been restated to reflect resort operations and wood products as discontinued operations. The discussion which follows reflects that presentation as well. Such restatement dramatically impacts comparisons of consolidated operating results between years.


1996 VS. 1995

OVERALL

- Net sales increased 40% primarily due to the acquisitions of Vytec in November 1995, Stone Products in July 1996, as well as additional Norandex branches and a 10% increase in Norandex branch same store sales.

- Gross margin increased 61%, and increased as a percent of sales from 26% in 1995 to 30% in 1996 due to lower raw material costs and greater operating efficiencies in the residential building products group. Gross margins for industrial products declined due to higher raw material costs relative to sales prices.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


- Selling, general and administrative costs increased 51% due to the increase in the number of branches since the prior year, the acquisition of Vytec in November 1995, and the acquisition of Stone Products in July 1996. SG&A costs as a percent of sales were consistent between years.

- Goodwill amortization increased 62% between years as a result of the acquisitions of Vytec and Stone Products.

- Unusual items included pre-tax expense of $3.2 million in 1996 for the cost of relocating the corporate headquarters to Dallas, Texas, while 1995 included pre-tax income of $4.0 million resulting from the reduction of an asbestos-related reserve.

- As a result of the factors noted above, pre-tax operating income increased 49% between years. However, excluding unusual items, the increase from year to year was 111%.

- Interest expense declined 52%. Borrowings were substantially reduced compared to 1995 as proceeds from the 1995 sale of the wood products business were used to retire debt.

- Interest and other income declined 51%. Interest income decreased 32% as lower amounts were available for investment, and foreign currency translation expense totaled $0.6 million.

- The income tax rate increased from 38% in 1995 to 40% in 1996, primarily as a result of an increase in the amount of non-deductible goodwill.

- Income from continuing operations increased 67% as a result of the above factors.

- Net income in 1996 includes the results of operations and gain on the sale of the resort operations which were sold during the fourth quarter of 1996. Net income in 1995 includes the results of operations and gain on the sale of the wood products related assets which were sold during the third quarter of 1995.


BUILDING PRODUCTS

- Residential products sales increased 49% due to the acquisitions of Vytec and Stone Products as well as a 10% increase in Norandex branch same store sales and new Norandex branches added during the past year. Vytec contributed $60.1 and $7.2 million of sales and operating income during 1996, and Stone Products contributed $23.6 and $3.0 million of sales and operating income. Had Stone Products been acquired at the beginning of the periods, it would have contributed $44.1 million of pro forma sales in
    1996, compared to pro forma sales of $34.2 million in 1995.   Because of
    the limited nature of pro forma adjustments, Fibreboard does not believe pro forma comparisons of operating results between years are indicative of the results that would have occurred if the combination had been in effect throughout 1996 and 1995 or which may be obtained in the future. Shipments of vinyl siding increased over 30% from 2.63 million squares in 1995 to
    3.43 million squares in 1996 as a result of the acquisition of Vytec and a 35% increase in shipments by Norandex. Operating profits increased 104% from $18.0 million in 1995 to $36.7 million. The improvement in operating profits was due primarily to the increase in sales volumes resulting from the 10% increase in Norandex branch same store sales as well as the additions of Vytec and Stone Products.

- Industrial products sales declined 3% on lower unit sales of fireproofing and metals products. Operating profits declined 14% due primarily to lower margins on metal sales.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


UNALLOCATED EXPENSE

- Unallocated expense increased 12% between years as a result of expenses associated with Fibreboard's phantom stock plan of $4.2 million in 1996 and $3.1 million in 1995. The expense related to the phantom stock plan reflects the increase in the market price of Fibreboard's common stock during the periods. Excluding the impact of such expense, unallocated expenses increased only 2% between years.


UNUSUAL ITEMS

- During 1996, Fibreboard recorded an expense of $3.2 million related to the relocation of its corporate office to Dallas, Texas. During 1995, Fibreboard recorded a $4.0 million reversal of an asbestos-related reserve as discussed in the following section.


ASBESTOS-RELATED COSTS

- During 1995, Fibreboard recorded a $4.0 million reversal of a previously established reserve for anticipated unreimbursable costs related to the asbestos litigation as a result of a reduction in its current estimate of the amounts which will be needed for such purpose. Fibreboard will periodically evaluate its estimates and make adjustments as circumstances and future developments dictate. During 1996 and 1995, $1.6 and $2.0 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years.


DISCONTINUED OPERATIONS

- Discontinued operations included $2.4 million of income from resort operations in 1996. Income from resort operations decreased 53% as a result of fewer skier days at Northstar and Sierra, combined with lower sales under Northstar's residential lot sales program and eleven months of operations in 1996 vs. a full year in 1995. In December 1996, Fibreboard sold its resort operations to Booth Creek Ski Holdings, Inc. for $126.5 million after purchase price adjustments and including the assumption of certain liabilities, resulting in a pre-tax gain of $55.8 million ($33.5 million after tax).


LIQUIDITY AND CAPITAL RESOURCES

- Cash on hand at December 31, 1996 aggregated $85.3 million, which will be utilized to fund continuing operations and acquisitions. In December 1996, Fibreboard received $117.5 million in cash proceeds from the sale of its resort operations. Taxes payable on the gain from the sale of resorts aggregated $22.3 million and will be paid in the first quarter of 1997.

- At December 31, 1996, Fibreboard's revolving credit facilities aggregated $140.0 million, of which $134.5 million was available for borrowing. Subsequent to December 31, 1996, Fibreboard entered into a commitment with its lenders to increase the U. S. revolving credit facility from $125.0 million to $225.0 million.

- On July 1, 1996, Fibreboard completed the purchase of the stock of Stone Products Corporation. The purchase price of $51.0 million including debt assumed was funded through the use of cash on hand supplemented with borrowings under Fibreboard's revolving credit facility.

- Capital expenditures between $30.0 and $35.0 million are anticipated during 1997. Major anticipated projects include the construction of a vinyl siding manufacturing plant in Joplin, Missouri at an approximate cost of $15.0 million with an expected completion date in April 1997, $6.0 million to

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


    increase production capacity and improve productivity at the vinyl siding manufacturing plants in London, Ontario and North Carolina, and approximately $6.0 million for expansion of Stone Products production facilities. During 1996, Fibreboard expended approximately $18.0 million on these and other projects relating to continuing operations.

- In addition to cash needs related to continuing operations, Fibreboard must fund its ongoing asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues and certain in-house expenses, have been funded from insurance resources. At December 31, 1996, Fibreboard had $3.5 million in cash on hand restricted for asbestos-related costs. Fibreboard believes that substantially all of its cash needs for asbestos-related expenditures will be satisfied through existing settlements with asbestos-in-buildings insurers or through the Insurance Settlement which became final on October 24, 1996. Additional information regarding the asbestos-related litigation can be found in Note 14 to Consolidated Financial Statements.


1995 VS. 1994

OVERALL

- Net sales increased 137% primarily due to the acquisition of Norandex in August 1994, as well as a $3.3 million increase in sales of industrial building products by Pabco.

- Gross margin increased 137%. Gross margin as a percent of sales remained stable at 26% for both 1995 and 1994.

- Selling, general and administrative costs increased 142% due to the acquisition of Norandex in August 1994. SG&A costs as a percent of sales were consistent between years at 21%.

- Goodwill amortization increased 234% between years as a result of the acquisition of Norandex.

- Unusual items in 1995 included pre-tax income of $4.0 million resulting from the reduction of an asbestos-related reserve.

- As a result of the factors noted above, pre-tax operating income increased 163% between years. However, excluding unusual items, the increase from year to year was 107%.

- Interest expense increased 31%. Average borrowings were increased compared to 1994 due to the funding of the Norandex acquisition.

- Interest and other income declined 16%. Interest income increased to $3.1 million from $2.1 million as additional amounts were available for investment during the fourth quarter of 1995 as a result of the sale of the wood products business. Other income included gains from the sales of surplus real estate of $1.6 million in 1994 with no sales recorded in 1995.

- The income tax rate was 38% in 1995 and 41% in 1994. The reduced rate was attributable to differences in the methods used by the various states to tax the gain on the disposal of the wood products business.

- Income from continuing operations increased 169% as a result of the above factors.

- Net income in 1995 included the results of operations and gain on the sale of the wood products-related assets which were sold during the third quarter of 1995.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


BUILDING PRODUCTS

- Residential products sales increased 223%, reflecting a full year of Norandex operations compared to four months in 1994. The November 30, 1995 acquisition of Vytec Corporation added revenues of only $2.5 million for the one month it was included in Fibreboard's results. On a pro forma basis, Norandex sales increased 19.2% between years. Same store sales increased 3.2% with the remainder of the increase attributable to new branches acquired or opened during 1995. Operating profit for the residential products group increased 123% from $8.1 million for the last four months of 1994 to $18.0 million. The last four months of 1994 are not indicative of the results of a full year's operations due to the seasonality of the business. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma comparisons of operating results between years are indicative of the results that would have occurred if the combination had been in effect through 1995 and 1994 or which may be obtained in the future. 1995 operating results were impacted by significant fluctuations in PVC resin prices, which reached historical highs during the early part of the year before dropping to 3-year lows near year end. Additionally, Norandex was adversely impacted by lower than expected housing starts and remodeling expenditures. Fibreboard believes Norandex achieved comparatively better operating results than its competitors due to its manufacturing efficiency and the flexibility afforded by the combination of manufacturing and company-owned distribution.

- Industrial products sales increased 6% due principally to higher sales prices of metal products reduced by declines in molded industrial insulation sales. Operating income increased to $7.7 million from $6.5 million in 1994. Metal products profitability increased as average sales prices increased in advance of corresponding raw material cost increases.


UNALLOCATED EXPENSE

- Unallocated expense increased 48% between years as a result of expenses associated with Fibreboard's phantom stock plan of $3.1 million in 1995 and $0 million in 1994. The expense related to the phantom stock plan reflects the increase in the market price of Fibreboard's common stock during the periods. Excluding the impact of such expense, unallocated expenses increased 7% between years.


UNUSUAL ITEMS

- During 1995, Fibreboard recorded a $4.0 million reversal of an asbestos-related reserve as discussed in the following section.


ASBESTOS-RELATED COSTS

- During 1995, Fibreboard recorded a $4.0 million reversal of a previously established reserve for anticipated unreimbursable costs related to the asbestos litigation as a result of a reduction in its current estimate of the amounts which will be needed for such purpose. During 1995 and 1994, $2.0 and $2.2 million of unreimbursed costs related to the asbestos litigation were incurred and charged against the reserve established in prior years.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


DISCONTINUED OPERATIONS

- In September 1995, Fibreboard sold its wood products business to Sierra Pacific Industries for approximately $239 million after purchase price adjustments, resulting in a gain of $121.2 million ($77.8 million after tax). In 1994, Fibreboard recorded a $18.9 million gain ($11.2 million after tax) from the sales of surplus timberlands.

- Resort revenues increased 8% between years as a result of $5.0 million of residential lot sales in 1995 offset by a 7% decrease in skier visits from the record levels of 1994.


IMPACT OF INFLATION

Inflation has not had any significant impact on Fibreboard's operations during the three years ended December 31, 1996.


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

- With respect to Fibreboard's building products operations, such risks and uncertainties include: the level of housing starts; changes in the general economy and in economic conditions in the various markets served by Fibreboard's distribution operations, which could affect demand for product; increased competitive activity and resulting price pressures; increased raw material prices, particularly for resin (impacting vinyl siding product margins) and aluminum (impacting metal jacketing product margins); the impact of adverse weather on building and remodeling activities; and Fibreboard's ability to maintain supplier relationships and adequate manufacturing capacity.

- With respect to Fibreboard as a whole, such risks and uncertainties include, in addition to the factors described above: the final resolution of Fibreboard's asbestos personal injury litigation issues, including the outcome of the appeal of the Global Settlement Agreement; and the success of Fibreboard's growth strategy and its ability to make additional strategic acquisitions which are accretive to earnings.

Fibreboard's revenues and earnings are subject to fluctuation due to the cyclicality and seasonality of its building products operations. Although Fibreboard has achieved record operating earnings over the past four years, its past performance may not be indicative of future performance due to the factors discussed above. Additionally, Fibreboard common stock could be subject to significant price volatility should financial results fail to meet expectations of the investment community.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   PAGE
                                                                                   ----
Consolidated Balance Sheets as of December 31, 1996 and 1995....................    20

Consolidated Statements of Income for each of the three years in the
period ended December 31, 1996..................................................    22

Consolidated Statements of Stockholders' Equity for each of the three years
in the period ended December 31, 1996...........................................    23

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 1996..................................................    24

Notes to Consolidated Financial Statements......................................    26

Report of Independent Public Accountants........................................    44

Report of Management............................................................    45

Supplementary Data (unaudited) -
Selected Quarterly Financial Data for each of the two years in the
period ended December 31, 1996..................................................    46

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands)


                                                        DECEMBER 31
                                                   ----------------------
                                                     1996        1995
                                                   --------    ----------

ASSETS
Current assets:
  Cash and cash equivalents (Note 1)               $ 85,301    $   12,382
    Receivables (Notes 2, 4 and 5)                   62,216        47,346
    Current portion of notes receivable (Note 5)      3,281         7,357
    Inventories (Notes 1, 4 and 5)                   66,321        54,638
    Prepaid expenses                                  3,030         3,396
    Deferred income taxes (Note 1)                   12,656        13,086
                                                   --------    ----------
                                                    232,805       138,205
    Net assets of discontinued operations               --         54,580
                                                   --------    ----------

    Total current assets                            232,805       192,785

  Property, plant and equipment, at cost:
  (Notes 1, 4 and 5)
    Land and improvements                             3,918         4,134
    Buildings                                        24,136        22,101
    Machinery and equipment                          63,835        51,631
    Construction in progress                         11,228           623
                                                   --------    ----------
                                                    103,117        78,489
    Accumulated depreciation                        (32,200)      (26,130)
                                                   --------    ----------

  Net property, plant and equipment                  70,917        52,359
  Notes receivable (Note 5)                           4,129         5,271
  Goodwill (Notes 1 and 13)                         129,171        89,302
  Other assets                                       14,954        14,099
                                                   --------    ----------
  Total operating assets                            451,976       353,816

  Cash restricted for asbestos costs (Note 14)        3,467         2,199
  Asbestos costs to be reimbursed (Note 14)         233,402       827,865
                                                   --------    ----------

  Total assets                                     $688,845    $1,183,880
                                                   --------    ----------
                                                   --------    ----------


                     SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)


                                                            DECEMBER 31
                                                        ---------------------
                                                          1996        1995
                                                        --------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable to banks (Note 4)                     $     44   $    1,423
    Current portion of long-term debt (Note 5)             1,184        1,346
    Accounts payable and accrued liabilities (Note 3)     88,907       51,979
    Current portion of reserves (Notes 13, 14 and 15)      1,641        3,074
                                                        --------   ----------

    Total current liabilities                             91,776       57,822

    Long-term debt (Note 5)                               27,847        9,365
    Long-term reserves (Notes 13, 14 and 15)              13,947       14,498
    Other long-term liabilities (Note 7 and 8)             6,837       12,730
    Deferred income taxes (Note 1)                        13,335       13,861
                                                        --------   ----------

    Total operating liabilities                          153,742      108,276

Asbestos claims settlements (Note 14)                    217,072      811,952
Long-term debt associated with asbestos (Note 5)          24,944       23,711
                                                        --------   ----------

    Total liabilities                                    395,758      943,939

  Minority interest                                          190          185

  Commitments & contingencies (Notes 11, 14 and 15)

  Stockholders' equity (Notes 7, 9 and 10):
    Preferred stock, $.01 par value, 3,000,000 shares
      authorized; none issued                                 --           --
    Common stock, $.01 par value, 30,000,000 shares
      authorized; 8,730,399 and 8,631,388 shares issued       87           86
    Additional paid-in capital                            78,993       77,293
    Retained earnings                                    221,269      169,568
    Minimum pension liability adjustment (Note 7)             --       (1,400)
    Treasury stock, at cost, 274,565 and 215,700 shares   (7,161)      (5,215)
    Foreign currency translation adjustment                 (291)        (576)
                                                        --------   ----------

        Total stockholders' equity                       292,897      239,756
                                                        --------   ----------

        Total liabilities and stockholders' equity      $688,845   $1,183,880
                                                        --------   ----------
                                                        --------   ----------


                     SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                   (dollar amounts in thousands, except per share)

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Net sales                                            $468,938    $335,851    $141,983
Cost of sales                                         327,167     247,998     104,952
                                                     --------    --------    --------
Gross margin                                          141,771      87,853      37,031
Other expenses:
  Selling and administrative                          106,884      70,774      29,199
  Goodwill amortization                                 3,840       2,370         709
  Unusual items                                         3,150      (4,000)       --
                                                     --------    --------    --------

Operating income                                       27,897      18,709       7,123
Interest expense                                       (3,110)     (6,476)     (4,931)
Interest and other income                               1,520       3,101       3,697
                                                     --------    --------    --------
Income from continuing operations before
 income taxes                                          26,307      15,334       5,889

Income taxes relating to continuing operations        (10,523)     (5,895)     (2,385)
                                                     --------    --------    --------

Income from continuing operations                      15,784       9,439       3,504

Discontinued operations: (Note 13)
  Income from operations less applicable
   income taxes of  $1,605, $5,351 and $8,380           2,407       8,564      12,310
  Gain on surplus asset sales less applicable
   income taxes of $7,637                                --          --        11,221
  Gain on disposal less applicable income
   taxes of $22,340 and $43,432                        33,510      77,813        --
                                                     --------    --------    --------

Net income                                           $ 51,701    $ 95,816    $ 27,035
                                                     --------    --------    --------
                                                     --------    --------    --------
Earnings per share:
  Income from continuing operations                  $   1.77    $   1.05    $   0.39
  Income from discontinued operations                    0.27        0.96        1.37
  Gain on surplus asset sales                            --          --          1.25
  Gain on disposal                                       3.76        8.66        --
                                                     --------    --------    --------

Net income per share                                 $   5.80    $  10.67    $   3.01
                                                     --------    --------    --------
                                                     --------    --------    --------

Common equivalent shares (thousands)                    8,921       8,979       8,986



                        SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (dollar amounts in thousands)


                                                     YEAR ENDED DECEMBER 31
                                               ---------------------------------
                                                 1996         1995         1994
                                               --------     --------     -------
Common stock:
  Beginning balance, 30,000,000 shares
    authorized; 8,631,388, 4,224,225, and
    4,201,420 issued                           $     86     $     42     $    42
  Shares issued under employee stock plans,
    99,011, 159,376, and 22,805 shares                1            2          --
  Two-for-one stock split; 4,247,787 shares          --           42          --
                                               --------     --------     -------
  Ending balance, 30,000,000 shares
    authorized; 8,730,399, 8,631,388, and
    4,224,225 issued                           $     87     $     86     $    42
                                               --------     --------     -------
                                               --------     --------     -------

Additional paid-in capital:
  Beginning balance                            $ 77,293     $ 76,166     $75,836
  Employee stock plans                            1,700        1,229         330
  Two-for-one stock split                            --         (102)         --
                                               --------     --------     -------
  Ending balance                               $ 78,993     $ 77,293     $76,166
                                               --------     --------     -------
                                               --------     --------     -------

Retained earnings:
  Beginning balance                            $169,568     $ 73,752     $46,717
  Net income                                     51,701       95,816      27,035
                                               --------     --------     -------
  Ending balance                               $221,269     $169,568     $73,752
                                               --------     --------     -------
                                               --------     --------     -------

Minimum pension liability adjustment:
  Beginning balance                            $ (1,400)    $ (4,571)    $(2,427)
  Changes during the year                         1,400        3,171      (2,144)
                                               --------     --------     -------
  Ending balance                               $     --     $ (1,400)    $(4,571)
                                               --------     --------     -------

Treasury stock, at cost:
  Beginning balance; 215,700, 0,
    and 0 shares                               $ (5,215)    $     --     $    --
  Shares acquired; 69,100, 215,700,
    and 0 shares                                 (2,213)      (5,215)         --
  Shares issued under employee
    stock plans; 10,235 shares                      267           --          --
                                               --------     --------     -------
  Ending balance; 274,565, 215,700
    and 0 shares                               $ (7,161)    $ (5,215)    $    --
                                               --------     --------     -------
                                               --------     --------     -------

Foreign currency translation adjustment:
  Beginning balance                            $   (576)    $     --     $    --
  Changes during the year                           285         (576)         --
                                               --------     --------     -------
  Ending balance                               $   (291)    $   (576)    $    --
                                               --------     --------     -------
                                               --------     --------     -------



                  SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.                 23

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollar amounts in thousands)


                                                           YEAR ENDED DECEMBER 31
                                                      --------------------------------
                                                        1996        1995       1994
                                                      --------   ---------   ---------
Cash flows from operating activities:
  Net income                                          $ 51,701   $  95,816   $  27,035
  Adjustments to reconcile income to
    net cash provided by continuing
    operating activities:
      Income of discontinued operations                (35,917)    (86,377)    (23,531)
      Depreciation and amortization                     11,876       8,039       3,516
      Deferred income taxes                               (283)      3,824         510
      Deferred long-term benefits                       (3,233)     (1,895)       (671)
      Compensation for stock grants                        815         212         129
      Income applicable to minority interest                 7          18          --
      (Gain) loss on sale of assets                        181          --      (1,754)
      Asbestos-related reserve                              --      (4,000)         --
      Change in reserves                                  (374)      4,619        (168)
      Change in working capital:
        Receivables                                     (4,161)        115       6,553
        Inventories                                     (3,014)     (2,022)        (21)
        Prepaid expenses                                 1,076      (2,031)         51
        Accounts payable and accrued liabilities         6,135     (11,454)     (5,576)
                                                      --------   ---------   ---------

Net cash provided by continuing operations              24,809       4,864       6,073

Discontinued operations:
  Income of discontinued operations                     35,917      86,377      23,531
  Pre-tax gain on sale of assets                       (55,850)   (121,587)    (19,516)
  Proceeds from sale of assets                         117,534     238,994      23,860
  Expense from sale of assets                           (1,071)    (10,643)         --
  Depreciation, amortization and depletion               6,033       8,815       7,618
  Deferred income taxes                                 (2,038)    (15,703)        625
  Non-cash net assets of acquired operations                --     (20,604)         --
  Net assets change                                     10,739      (4,147)     24,155
                                                      --------   ---------   ---------
Net cash provided by discontinued operations           111,264     161,502      60,273

Cash flows from investing activities:
  Non-cash net assets of acquired operations           (57,527)    (61,340)   (119,894)
  Proceeds from asset sales                                674         348       2,163
  Property, plant and equipment additions              (17,959)     (8,178)     (1,447)
  Reductions of notes receivable                         5,306       2,213       1,611
  Decrease (increase) in other assets                   (2,861)      2,601        (654)
                                                      --------   ---------   ---------

  Net cash used by investing activities                (72,367)    (64,356)   (118,221)



                     SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES

                         (dollar amounts in thousands)


                                                            YEAR ENDED DECEMBER 31
                                                     ----------------------------------
                                                         1996         1995       1994
                                                     -----------   ---------   --------
Cash flows from financing activities:
  New borrowings                                     $    45,000   $  28,434   $ 93,000
  Repayment of debt                                      (31,702)   (120,243)   (35,622)
  Purchase of treasury stock                              (2,213)     (5,215)        --
  Employee stock plan transactions                           133         509        201
                                                     -----------   ---------   --------
  Net cash provided (used) by financing
    activities                                            11,218     (96,515)    57,579
                                                     -----------   ---------   --------

  Net cash provided by business activities                74,924       5,495      5,704

Cash flows from asbestos-related activities:
  Receipts from insurers                                  2,049        4,754      7,657
  Structured settlement program activity                   (160)          33        476
  Other asbestos-related cash transactions               (2,683)      (6,422)    (9,251)
  Change in cash restricted for asbestos costs           (1,268)        (306)    (1,066)
                                                     -----------   ---------   --------

  Net cash used by asbestos-related activities           (2,062)      (1,941)    (2,184)

Effect of exchange rate changes on cash and
  cash equivalents                                           57          (14)        --
                                                     -----------   ---------   --------
Net increase in cash                                     72,919        3,540      3,520
Cash at beginning of year                                12,382        8,842      5,322
                                                     -----------   ---------   --------
Cash at end of year                                  $   85,301    $  12,382   $  8,842
                                                     -----------   ---------   --------
                                                     -----------   ---------   --------

Cash paid during the year for:
  Interest                                           $    2,730    $   6,673   $  2,986
  Income taxes                                           11,288       66,645     12,718
Non-cash items:
  Increase in asbestos claims settlements               544,063      105,908    151,498
  Payments made to claimants on
    Fibreboard's behalf                               1,138,783       89,354    309,537
  Increase in receivables from sale of
    surplus real estate                                      --          697      2,949
Acquisition of businesses:
  Fair value of assets acquired                          70,442       95,180    155,440
  Cash paid                                              57,527       81,944    119,894
                                                     -----------   ---------   --------
  Liabilities assumed                                    12,915       13,236     35,546



                     SEE ATTACHED NOTES TO FINANCIAL STATEMENTS.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (dollar amounts in thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF PRESENTATION

    The consolidated financial statements include the accounts of Fibreboard Corporation, a Delaware Corporation, and all its wholly-owned subsidiaries (collectively Fibreboard) after elimination of inter-company balances and transactions.

    Certain reclassifications of prior year amounts have been made to conform with the current presentation. In addition, all prior year per share data has been restated to reflect the impact of a two-for-one stock split in May 1995.


    NATURE OF OPERATIONS

    Fibreboard's business is the manufacture and distribution of building products. In 1996, Residential Building Products accounted for 88% of sales and Industrial Building Products 12% of sales. Residential Building Products primarily manufactures vinyl siding and related accessories for exterior residential applications at three manufacturing facilities in North America with a fourth facility under construction. Vinyl products are sold through 1) a company-owned distribution network, which also sells a wide variety of other exterior building products and 2) a network of independent distributors. Principal market areas are concentrated in the 30-state area east of the Rocky Mountains. Residential Building Products also manufactures cast stone products sold through independent masonry distributors which are presently concentrated in California, Great Lakes and northeast states, although efforts are underway to increase distribution on a national level. Industrial Building Products manufactures molded insulation for high temperature and industrial applications, fireproofing board and protective metal jacketing. Markets are concentrated in the Gulf Coast states.

    No single customer accounts for a significant portion of Fibreboard's sales.


    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    WARRANTY COSTS

    Fibreboard provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the current year. The accrued liability for warranty costs is included in accounts payable and accrued liabilities.


    EARNINGS PER SHARE

    Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during the year plus the net additional number of shares that would be issuable upon the exercise of stock options and restricted stock, assuming Fibreboard used the proceeds received to purchase additional shares at market value.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


    CASH AND CASH EQUIVALENTS

    Fibreboard utilizes a centralized cash management system to minimize the amount of cash on deposit with banks and maximize interest income from amounts not required for immediate disbursement. Cash includes cash on hand or in banks available for immediate disbursal. Cash equivalents are short-term investments that have original maturity dates of less than 90 days.

    INVENTORY VALUATION

    Inventories are valued primarily at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories are valued as follows:

                                      DECEMBER 31
                                  ------------------
                                    1996       1995
                                  -------    -------
         Finished goods           $54,447    $47,068
         Raw materials              9,115      6,898
         Supplies                   2,759        672
                                  -------    -------
         Total inventories        $66,321    $54,638
                                  -------    -------
                                  -------    -------


    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives (3-30 years) of the various units of property. Fibreboard periodically evaluates its long-lived assets, including property, plant and equipment, to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded. Depreciation expense for continuing operations in 1996, 1995 and 1994 was $6,853, $4,626 and $2,131.


    GOODWILL

    Fibreboard records the excess of purchase price over the fair value of net assets of businesses acquired as goodwill and amortizes such amounts on a straight-line basis over 30 years. Accumulated goodwill amortization was $6,919, $3,079 and $709 on December 31, 1996, 1995 and 1994. The carrying value of goodwill is reviewed periodically to determine its recoverability through future operations.

    During 1995, the goodwill associated with the acquisition of Norandex was reduced by $2,496 to reflect purchase price adjustments. During 1996, the goodwill associated with the acquisition of Vytec was increased by $703 to reflect purchase price adjustments.


    INCOME TAX POLICIES

    The income tax provision includes the following:

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


                                          YEAR ENDED DECEMBER 31
                                     --------------------------------
                                       1996        1995         1994
                                     -------     --------     -------
         CONTINUING OPERATIONS:
         Current income taxes        $ 9,026     $  3,640     $ 2,142
         Deferred income taxes         1,497        2,255         243
                                     -------     --------     -------
                                     $10,523     $  5,895     $ 2,385
                                     -------     --------     -------
                                     -------     --------     -------

         DISCONTINUED OPERATIONS:
         Current income taxes        $25,983     $ 64,486     $15,392
         Deferred income taxes        (2,038)     (15,703)        625
                                     -------     --------     -------
                                     $23,945     $ 48,783     $16,017
                                     -------     --------     -------
                                     -------     --------     -------

    The following summarizes the differences between the statutory federal and effective tax rate:

                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                                       1996    1995    1994
                                                       ----    ----    ----
         CONTINUING OPERATIONS:
         Federal tax rate                               35%     35%     35%
         State income taxes, net of federal benefit      3       3       6
         Non-deductible goodwill                         5       3      --
         Other                                          (3)     (3)     --
                                                       ----    ----    ----
                                                        40%     38%     41%

         DISCONTINUED OPERATIONS:
         Federal tax rate                               35%     35%     35%
         State income taxes, net of federal benefit      3       3       6
         Other                                           2      --      --
         Basis difference of subsidiary sold            --      (2)     --
                                                       ----    ----    ----
                                                        40%     36%     41%

    The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31
                                                     -------------------
                                                       1996        1995
                                                     -------     -------
         Current deferred tax items:
           Accrued liabilities                       $ 5,590     $ 5,327
           Current portion of reserves                 3,576       3,816
           State taxes                                   888       2,373
           Other                                       2,602       1,570
                                                     -------     -------
           Net deferred tax assets                   $12,656     $13,086
                                                     -------     -------
                                                     -------     -------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


         Non-current deferred tax items:
           Property, plant and equipment             $ 7,302     $ 8,802
           Timber                                        490         593
           Post-retirement benefits                   (3,297)     (4,772)
           Long-term reserves                          3,885       3,243
           State taxes                                   274         270
           Contingent liabilities                      5,131       7,243
           Other                                        (450)     (1,518)
                                                     -------     -------
           Net deferred tax liabilities              $13,335     $13,861
                                                     -------     -------
                                                     -------     -------


    FOREIGN CURRENCY TRANSLATION

    The functional currency of Fibreboard's foreign operations is the applicable local currency. Translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for sales and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustment is reflected as a component of Stockholders' equity.

    Aggregate foreign currency translation losses were $584 and $0 during 1996 and 1995. To mitigate future translation gains or losses on U.S. denominated debt held by a Canadian subsidiary, Fibreboard entered into a foreign currency swap during 1996, which terminates August 6, 1998, under which Fibreboard will receive U.S. $25,000 in exchange for Canadian $34,290. Gains or losses due to currency exchange fluctuations during the contract period are deferred.


2.  RECEIVABLES

                                                         DECEMBER 31
                                                     -------------------
                                                       1996       1995
                                                     -------     -------
         Trade receivables                           $59,817     $47,324
         Less reserves for bad debts                  (3,078)     (2,548)
         Other receivables                             5,477       2,570
                                                     -------     -------
                                                     $62,216     $47,346
                                                     -------     -------
                                                     -------     -------


3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         DECEMBER 31
                                                     -------------------
                                                       1996       1995
                                                     -------     -------
         Accounts payable                            $30,067     $24,541
         Income taxes                                 22,804        (575)
         Accrued pension expense                       3,829       4,417
         Salaries and wages payable                   17,095       9,089
         Taxes other than income taxes                 2,236       2,205
         Workers' compensation                         4,292       5,965
         Other                                         8,584       6,337
                                                     -------     -------
                                                     $88,907     $51,979
                                                     -------     -------
                                                     -------     -------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


   Fibreboard is self-insured for the majority of its workers' compensation benefits. Workers compensation expense resulting from continuing operations was $2,706, $1,160 and $755 in 1996, 1995 and 1994, based on actual and estimated claims incurred.


4. NOTES PAYABLE

   Fibreboard's Canadian subsidiary has a $15,000 operating line of credit at LIBOR plus 0.45% to 0.925%, the Canadian prime rate (4.75% at December 31, 1996), or the Alternate Base Rate Canada (8.25% at December 31, 1996). Amounts available under this line of credit aggregated $14,956 at December 31, 1996. This facility is secured by substantially all the assets of the Canadian subsidiary and guaranteed by Fibreboard.


5. LONG-TERM DEBT

   Fibreboard's long-term debt not associated with asbestos consists of the following:

                                                                      DECEMBER 31
                                                                   ------------------
                                                                     1996      1995
                                                                   -------    -------
         Term loan of Canadian subsidiary, interest at
         LIBOR + 0.45% to 0.925% (6.16% at December 31, 1996),
         secured by machinery and equipment, receivables and
         inventories, payable February 2001                        $25,000    $    --

         Revolving credit facility, interest at LIBOR + 0.45%
         to 0.925%, secured by machinery and equipment,
         receivables and inventories                                    --      5,000

         Pollution control project revenue bonds, 6.6%, payable
         annually through 1999, unsecured                            3,765      4,870

         Other debt                                                    266        841
                                                                   -------    -------
                                                                    29,031     10,711

         Less:  current portion                                     (1,184)    (1,346)
                                                                   -------    -------
                                                                   $27,847    $ 9,365
                                                                   -------    -------
                                                                   -------    -------

   Required repayment of long-term debt is as follows:

                                        YEAR ENDING DECEMBER 31
                                        -----------------------
                             1997              $ 1,184
                             1998                1,512
                             1999                1,335
                             2000                   --
                             2001               25,000
                                               -------
                                               $29,031
                                               -------
                                               -------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


   Fibreboard has notes receivable with terms and payment dates which are substantially identical to $3,765 of revenue bonds included in the above table. Payments under these notes are as follows:

                                        YEAR ENDING DECEMBER 31
                                        -----------------------
                             1997              $1,175
                             1998               1,255
                             1999               1,335
                                               ------
                                               $3,765
                                               ------
                                               ------

   Fibreboard amended its $125,000 revolving credit facility during 1996 to include a five-year, $25,000 term loan. The term loan bears interest at the same rate as the revolving facility and expires February 7, 2001, unless the maturity date is extended by Fibreboard and its lenders. Proceeds may be used for general corporate purposes and acquisitions. Amounts available under the revolving facility aggregated $119,491 at December 31, 1996.

   Fibreboard's resort operations revolving credit facility provided for availability of $32,904 at the date of the sale of the resort operations. The facility was terminated concurrent with the December 3, 1996 sale of resort operations (see Note 13).

   Fibreboard's loan agreements contain various financial covenants, the most restrictive of which impose limitations on dividends and other distributions and require the maintenance of minimum levels of net worth and certain coverage ratios. At December 31, 1996, these covenants were met.

   Fibreboard's asbestos-related long-term debt consists of the following. Upon implementation of either the Global or Insurance Settlement, these amounts will be forgiven (see Note 14).

                                                             DECEMBER 31
                                                         -------------------
                                                           1996        1995
                                                         -------     -------
         Amounts advanced under reimbursement
           agreement, interest at prime minus 2%
           (6.25% at December 31, 1996)                  $24,944     $23,711


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


   LONG-TERM DEBT

   Fair market value is estimated by discounting the future cash flows using the current rates at which similar debt could be placed.

   The estimated fair values of financial instruments are as follows:

                                           1996                 1995
                                   ------------------    -------------------
                                   CARRYING     FAIR     CARRYING      FAIR
                                    AMOUNT     VALUE      AMOUNT      VALUE
                                   -------    -------    --------    -------
   Financial assets:
     Cash and short-term
       investments                 $88,768    $88,768     $14,581    $14,581
     Notes receivable                7,410      7,430      12,628     12,784
     Interest rate instruments          --         --         292         --

   Financial liabilities:
     Notes payable to banks        $    44    $    44     $ 1,423    $ 1,423
     Current and long-term debt     29,031     29,042      10,711     10,770

   Fibreboard's consolidated balance sheets include financial instruments resulting from the asbestos-related litigation, asbestos costs to be reimbursed, asbestos claims settlement obligations and asbestos-related long-term debt. These are unique financial instruments. Consequently, these instruments are not traded nor is it likely a willing buyer could be found for them. Therefore, it is not practicable to estimate a market value. The balance sheets as of December 31, 1996 and 1995 reflect asbestos costs to be reimbursed of $233,402 and $827,865 asbestos claims settlements of $217,072 and $811,952 and asbestos-related long-term debt of $24,944 and $23,711.


7. PENSION PLANS

   Fibreboard has pension plans covering substantially all employees. Contributions to defined benefit plans are based on actuarial calculations of amounts necessary to cover amortization of prior service costs. All defined benefit plan participants' benefits have vested and have been frozen. Contributions to defined contribution plans are non-discretionary and based on varying percentages of eligible compensation for the year.

   The status of Fibreboard's defined benefit pension plan at December 31, 1996 and 1995 is as follows:

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


                                                     DECEMBER 31, 1996               DECEMBER 31, 1995
                                                ---------------------------     ---------------------------
                                                   ASSETS       ACCUMULATED        ASSETS       ACCUMULATED
                                                   EXCEED        BENEFITS          EXCEED        BENEFITS
                                                ACCUMULATED        EXCEED       ACCUMULATED       EXCEED
                                                  BENEFITS         ASSETS        BENEFITS         ASSETS
                                                -----------     -----------     -----------     -----------
   Vested benefit obligation                      $ 9,316         $71,191          $8,602         $ 70,986
                                                  -------         -------          ------         --------
                                                  -------         -------          ------         --------

   Accumulated benefit obligation                 $ 9,316         $72,688          $8,602         $ 73,714
                                                  -------         -------          ------         --------
                                                  -------         -------          ------         --------

   Projected benefit obligations                  $ 9,316         $72,688          $8,602         $ 73,714

   Plan assets                                     10,731          66,804           9,117           59,101
                                                  -------         -------          ------         --------

   Projected benefit obligations
     (in excess of) less than plan assets           1,415          (5,884)            515          (14,613)
   Unrecognized obligation at transition               --             966              --            1,086
   Unrecognized net (gain) loss in past
     service                                       (1,099)         (2,987)           (338)           2,334
   Adjustment required to recognize
     minimum liability                                 --              --              --           (3,420)
                                                  -------         -------          ------         --------
   Prepaid pension cost (pension liability)       $   316         $(7,905)         $  177        $ (14,613)
                                                  -------         -------          ------         --------
                                                  -------         -------          ------         --------

   Of the pension liability, $3,829 and $4,417 are included in accounts payable and accrued liabilities in 1996 and 1995 (see Note 3).

   The actuarial assumptions used to determine accrued pension expense and the funded status of the plans for 1996 were: 7.5% discount rate (net accrued pension expense), 7.5% discount rate on funded status and 8.75% expected long-term rate of return on plan assets. The assets of the plans at December 31, 1996 and 1995 consist of bonds, both corporate and government, stocks, cash and cash equivalents.

   As required by Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, Fibreboard recognized a minimum pension liability associated with its frozen defined benefit plan and recorded an after tax reduction in equity of $1,400 at December 31, 1995. No amounts were required at December 31, 1996.

   Pension expense for 1996, 1995 and 1994 included the following components:

                                                        YEAR ENDED DECEMBER 31
                                                   ---------------------------------
                                                     1996         1995         1994
                                                   --------     --------     -------
   Benefits earned by employees                    $     --     $    904     $   296
   Interest cost on projected benefit obligation      5,973        6,380       5,774
   (Return) loss on plan assets                     (12,657)     (15,336)        433
   Net amortization and deferral                      6,938       11,208      (4,659)
   Curtailment gain                                      --       (1,384)         --
                                                   --------     --------     -------
   Net pension cost of defined benefit plans            254        1,772       1,844

   Contributions to defined contribution
     pension plans for continuing operations          1,998        1,058         719
                                                   --------     --------     -------
   Net pension expense                             $  2,252     $  2,830     $ 2,563
                                                   --------     --------     -------
                                                   --------     --------     -------

                    FIBREBOARD CORPORATION AND SUBSIDIARIES

     On December 31, 1995, Fibreboard's Norandex subsidiary with a defined benefit pension plan with assets in excess of obligations was frozen, resulting in a curtailment gain of $4,762. Of the curtailment gain, $3,378 was utilized to reduce acquired goodwill and $1,384 to reduce 1995 pension expense. The assets of the plans are invested in the same investment trust, although each plan remains an independent plan.

8.   NON-PENSION POST-RETIREMENT BENEFITS

     The status of Fibreboard's non-pension post-retirement benefits, which are primarily available to certain collective bargaining units of facilities that have been sold at December 31, 1996 and 1995, is as follows:

                                                      YEAR ENDED DECEMBER 31
                                                     ------------------------
                                                       1996           1995
                                                    ----------     ----------
     Net periodic post-retirement benefit cost:
       Interest cost                                  $   78         $   94
       Net other                                        (148)          (182)
                                                      ------         ------
       Total                                          $  (70)        $  (88)
                                                      ------         ------
                                                      ------         ------
     Accrued benefit cost:
       Accumulated post-retirement benefit obligation-
         Retirees                                     $  980         $  976
         Eligible actives                                 47            219
         Other active plan participants                   15             28
                                                      ------         ------
                                                       1,042          1,223
     Unrecognized net gain                               524            595
                                                      ------         ------
     Total                                            $1,566         $1,818
                                                      ------         ------
                                                      ------         ------

     An 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The cost trend rate was assumed to decrease slightly until 2001 at which time the rate was assumed to stabilize at 6%. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by $24 and increase the aggregate of the service and interest cost components of net periodic post-retirement cost for the year then ended by $2. The weighted average discount rate used in determining the accumulated post-retirement benefits and in determining the 1996 post-retirement benefit cost was 7.5%.

9.   STOCK OPTION AND STOCK PURCHASE PLANS

     Fibreboard has two stock option and rights plans for certain officers, directors and key employees: the 1988 Plan and the 1995 Plan. The plans provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock awards. Awards under the plans are determined by the Compensation Committee of the Board of Directors. The maximum number of shares available for award under the 1988 Plan was 1,600,000.

     In 1995, Fibreboard adopted a new stock incentive plan, under which a maximum of 500,000 shares are available for grants of stock options, stock appreciation rights, stock units and restricted stock awards. In addition, any shares which remain available for award under the 1988 Plan, or which become available in the future through forfeiture or cancellation, will be added to

                    FIBREBOARD CORPORATION AND SUBSIDIARIES

     shares available under the 1995 Plan. Awards are determined by the committee; however, no option may be granted at an exercise price less than 100% of market value on the grant date nor may any individual receive stock option or stock appreciation right grants in any year covering more than 200,000 shares. At December 31, 1996, 135,513 shares were available for awards under the 1995 Plan.

     At December 31, 1996, Fibreboard has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock incentive plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount a recipient must pay to acquire the stock.

     When stock options are exercised, the proceeds (including any tax benefits to Fibreboard resulting from the exercise) are credited to common stock at par or treasury stock at average cost with any excess or deficit applied to additional paid-in capital. Compensation related to restricted stock awards and certain option grants is recognized as expense over the term of the related award.

     Had compensation cost for the Company's stock incentive plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the unaudited pro forma amounts shown below:

                                                 YEAR ENDED DECEMBER 31
                                               -------------------------
                                                  1996           1995
                                               ----------     ----------
        Net income - as reported                 $51,701        $95,816
        Net income - pro forma                    50,970         95,658
        Earnings per share - as reported            5.80          10.67
        Earnings per share - pro forma              5.71          10.65

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                YEAR ENDED DECEMBER 31
                                                ----------------------
                                                  1996           1995
                                                --------       --------
        Expected dividend yield                    --             --
        Expected stock price volatility          35.18%         41.49%
        Risk-free interest rate                   6.05%          5.71%
        Expected life                           5 years        5 years

     The weighted average fair value at date of grant for option grants during 1996 and 1995 was $12.67 and $9.75 per share.

     Information about Fibreboard's stock incentive plans is summarized below:

                    FIBREBOARD CORPORATION AND SUBSIDIARIES

                                                           WEIGHTED                   WEIGHTED
                                                           AVERAGE      RESTRICTED     AVERAGE
                                              OPTIONS    GRANT PRICE    STOCK UNITS  GRANT PRICE
                                             ---------   -----------    -----------  -----------
     Outstanding at December 31, 1993         998,800       $  2.60       90,000        $ 5.31
     Granted at $12.69 to $14.94 per share     24,000         12.69       26,000         14.94
     Exercised at $0.94 to $6.59 per share    (12,500)         4.36      (46,000)         2.46
     Canceled                                  (3,000)         5.39         --             --
                                            ---------                    -------
     Outstanding at December 31, 1994       1,007,300          2.80       70,000         10.75
     Granted at $21.38 to $24.00 per share    147,500         21.80         --             --
     Exercised at $1.63 to $3.53 per share   (222,800)         2.55      (14,000)         1.91
     Canceled                                    --             --        (4,800)        14.94
                                            ---------                    -------
     Outstanding at December 31, 1995         932,000          5.86       51,200         12.78
     Granted at $22.42 to $35.00 per share    134,000         31.25      153,012         27.22
     Exercised at $2.00 to $26.25 per share   (87,200)         4.24      (44,000)        16.02
     Canceled                                 (10,000)        21.38         --             --
                                            ---------                    -------
     Outstanding at December 31, 1996         968,800        $ 9.36      160,212        $25.62
                                            ---------                    -------
                                            ---------                    -------

     At December 31, 1996, 774,133 options were exercisable with a range of exercise prices from $1.41 to $24.00. The weighted average exercise price of these options is $4.63 with a weighted average remaining life of four years. The remaining 194,667 options have exercise prices from $21.38 to $32.00, with a weighted average exercise price of $28.17 and a weighted average remaining contract life of five years.

     Option awards for 132,000 shares include limited stock appreciation rights for a like number of shares. Each limited stock appreciation right entitles the holder, in certain limited circumstances, to surrender the underlying option in exchange for cash equal to the difference between fair market value at the date of surrender and the option price for such shares.

     In addition, Fibreboard has an employee stock purchase plan. The plan allows employees to purchase Fibreboard stock with an aggregate purchase price of up to 15% of the employee's base salary at the beginning of each purchase period. The purchase price is set by the committee, but cannot be less than the lesser of 85% of fair market value at the beginning of each purchase period or 85% of fair market value at the actual purchase date. The maximum number of shares issuable under the plan is 500,000. During 1996, 1995 and 1994, no shares of Fibreboard stock were sold to employees under this plan. At December 31, 1996, 246,532 shares remain available for issuance under this plan.

     Fibreboard has a long-term equity incentive plan, which provides for awards of phantom stock units. Each phantom stock unit entitles the grantee to a cash payment equal to the fair market value of one share of Fibreboard common stock at the maturity date less the fair market value on the grant date. At December 31, 1996, 336,000 phantom stock units had been awarded with grant prices of $13.75 to $15.00 per share, 51,000 of which mature in December 1997. Subsequent to December 31, 1996, payments of $5,413 were made in satisfaction of 285,000 phantom stock units. Of this amount, $3,888 was paid in cash with the remainder paid in 45,600 shares of Fibreboard common stock. In addition, restricted stock units for 11,400 shares were issued which vest in December 1999.

     Compensation expense recognized for these plans was $5,012, $3,298 and $129 in 1996, 1995 and 1994.

                    FIBREBOARD CORPORATION AND SUBSIDIARIES

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

11.  COMMITMENTS

     Fibreboard leases certain office and warehouse space and machinery and equipment under operating leases. Future minimum lease payments are as follows:

                                   YEAR ENDING DECEMBER 31
                                   -----------------------
                        1997               $ 9,771
                        1998                 8,865
                        1999                 7,327
                        2000                 6,545
                        2001                 4,154
                        Thereafter          10,058
                                           -------
                                           $46,720
                                           -------
                                           -------

     Total rent expense from continuing operations for all operating leases amounted to $10,870, $9,774, and $3,430 in 1996, 1995 and 1994.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

12.  INDUSTRY SEGMENT INFORMATION

     Information about Fibreboard's industry segments is set forth below.

                                                     YEAR ENDED DECEMBER 31
                                             --------------------------------------
                                               1996           1995           1994
                                             --------     ----------     ----------
     Outside sales
       Building products:
         Residential                         $411,268     $  276,180     $   85,607
         Industrial                            57,670         59,671         56,376
                                             --------     ----------     ----------
       Total operations                      $468,938     $  335,851     $  141,983
                                             --------     ----------     ----------
                                             --------     ----------     ----------
     Operating profit
       Building products:
         Residential                         $ 36,728     $   18,031     $    8,096
         Industrial                             6,619          7,694          6,452
                                             --------     ----------     ----------
       Total operations                      $ 43,347     $   25,725     $   14,548
                                             --------     ----------     ----------
     Unallocated expense, net                 (12,300)       (11,016)        (7,425)
     Unusual items                             (3,150)         4,000           --
     Interest expense                          (3,110)        (6,476)        (4,931)
     Interest and other income                  1,520          3,101          3,697
                                             --------     ----------     ----------
     Income from continuing operations
      before taxes                           $ 26,307     $   15,334     $    5,889
                                             --------     ----------     ----------
                                             --------     ----------     ----------
     Identifiable assets
       Building products:
           Residential                       $303,766     $  216,542     $  147,066
           Industrial                          28,224         27,715         27,268
                                             --------     ----------     ----------
       Total building products                331,990        244,257        174,334
         Discontinued operations                 --           54,580        140,208
         Unallocated assets                   119,986         54,979         47,902
         Asbestos-related assets              236,869        830,064        812,347
                                             --------     ----------     ----------
       Total assets                          $688,845     $1,183,880     $1,174,791

     Identifiable assets:
       U. S.                                 $647,009     $1,137,305     $1,174,791
       Canada                                  40,875         43,481           --
       Other                                      961          3,094           --
                                             --------     ----------     ----------
                                             $688,845     $1,183,880     $1,174,791

     Depreciation and amortization
       Building products:
         Residential                         $ 10,302     $    6,303     $    1,815
         Industrial                               901            867            788
                                             --------     ----------     ----------
       Total building products               $ 11,203     $    7,170     $    2,603

     Capital expenditures
       Building products:
         Residential(1)                      $ 23,562     $   15,913     $   28,628
         Industrial                               538            484            327
                                             --------     ----------     ----------
       Total building products               $ 24,100     $   16,397     $   28,955

     (1) Includes acquisition of assets of $6,967, $11,865 and $28,043 in 1996, 1995 and 1994.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

13.  ACQUISITIONS AND DISPOSITIONS

     In August 1994, Fibreboard acquired the stock of Norandex, Inc., a manufacturer and distributor of residential exterior building products, for $119,894 in cash including acquisition costs. The acquisition, which was accounted for as a purchase, resulted in $62,836 of goodwill that is being amortized over 30 years. Norandex operating earnings have been included in Fibreboard's consolidated statement of income since the date of acquisition.

     On November 30, 1995, Fibreboard acquired the stock of Vytec Corporation, a Canadian manufacturer of exterior vinyl siding products, for $38,576 in cash including acquisition costs. The acquisition, which was accounted for as a purchase, resulted in $20,621 of goodwill that is being amortized over 30 years. Vytec operating earnings have been included in Fibreboard's consolidated statement of income since the date of acquisition.

     On July 1, 1996, Fibreboard acquired the stock of Stone Products Corporation, a manufacturer of cast stone building products, for $51,009 in cash including acquisition costs and the assumption of debt. The acquisition, which was accounted for as a purchase, resulted in $39,994 of goodwill that is being amortized over 30 years. Stone Products operating earnings have been included in Fibreboard's consolidated statement of income since the date of the acquisition.

     The following unaudited table presents the pro forma combined results of Fibreboard, Vytec and Stone Products, assuming Vytec and Stone Products were acquired on January 1, 1995.

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                         1996           1995
                                                       --------       --------
       Net sales                                       $489,424       $413,671
       Income from continuing operations                 15,163          7,452
       Earnings per share from continuing operations       1.70           0.83

     The pro forma results include only adjustments necessary to 1) reflect the allocation of the purchase price resulting in changes in depreciation and amortization; 2) recognize the interest cost associated with the purchase; 3) adjust sales to reflect inter-company sales between Vytec and Norandex; and 4) recognize the income tax effects of these adjustments.

     Because the pro forma results include only the adjustments indicated above, they should not be considered indicative of the results that would have occurred if the combinations had been in effect on the dates indicated or which may be obtained in the future. No attempt has been made to quantify in the pro forma results additional costs that may be incurred as a result of the combinations, even though certain costs are expected to increase.

     On October 23, 1995, Fibreboard acquired the net assets of Bear Mountain, a ski and golf facility located in southern California, for $20,604 in cash. The acquisition was accounted for as a purchase of assets and resulted in no goodwill.

     During 1995, Fibreboard acquired the net assets of 23 building products distribution branches for $22,764 in cash. These acquisitions resulted in $9,913 of goodwill which will be amortized over 30 years.

     During 1996, Fibreboard acquired the net assets of eight building products distribution branches for $10,216 in cash. These acquisitions resulted in no goodwill.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

     In January 1997, Fibreboard acquired the Florida-based net assets of Gentek Building Products, including ten building product distribution sites and two manufacturing plants that fabricate aluminum windows and doors, for approximately $11,000 in cash. The acquisition resulted in no goodwill.

     On September 25, 1995, Fibreboard sold substantially all of its wood products related assets for $238,994 cash, net of purchase price adjustments, and recorded a pre-tax gain of $121,245 ($77,813 net of income taxes). Retained balances primarily include notes receivable from prior assets sales, a former plant site and nominal timberlands adjacent to Fibreboard's Northstar Resort facility. Fibreboard also retained liabilities for workers' compensation claims that arose prior to September 25, 1995 and established a $5,000 reserve for future environmental costs related to wood products activities prior to the sale. As a result of the sale, Fibreboard has restated its financial statements to reflect the wood products operations as discontinued operations.

     On December 3, 1996, Fibreboard sold the outstanding stock of its three resort subsidiaries: Northstar-at-Tahoe, Sierra-at-Tahoe and Bear Mountain. Fibreboard received total proceeds of $126,454 including the assumption of certain liabilities ($117,534 in cash), net of purchase price adjustments, and recorded a pre-tax gain of $55,850 ($33,510 net of income taxes). Retained balances primarily include notes receivable from prior asset sales and certain real estate deposits. Fibreboard also retained liabilities for workers' compensation claims that arose prior to December 3, 1996 and established reserves for legal matters relating to resort operations prior to December 3, 1996. As a result of the sale, Fibreboard has restated its financial statements to reflect the resort operations as discontinued.

     The net assets of discontinued operations at December 31, 1995 are summarized as follows:

                        Current assets                     $ 4,665
                        Property, plant and equipment       52,118
                        Other assets                         3,537
                        Current liabilities                 (5,740)
                                                           -------
                                                           $54,580
                                                           -------
                                                           -------

     Operating results of the discontinued operations were as follows:

                                              1996       1995        1994
                                            -------    --------    --------
         Sales                              $42,773    $156,705    $221,722
         Pre-tax operating profit             4,012      13,915      20,690
         Net operating income                 2,407       8,564      12,310
         Net gain on surplus asset sales       --          --        11,221
         Net gain on disposal                33,510      77,813        --

     In July 1994, Fibreboard sold 8,900 acres of non-essential timberlands for $21,500 and realized an $18,858 pre-tax gain ($11,221 net of tax).

14.  ASBESTOS-RELATED LITIGATION

     OVERVIEW

     Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

     allegedly caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

     Fibreboard has unique insurance coverage for personal injury claims. During 1993, Fibreboard and its insurers, Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific), entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated and require final court approval. On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by an unanimous decision.

     A petition for rehearing on the Global Settlement was filed with the Fifth Circuit in September 1996 and subsequently rejected by the Court. The parties opposing the Global Settlement have filed petitions seeking review with the U.S. Supreme Court. The Supreme Court will likely rule whether to grant these petitions later this year. If granted, final resolution of the Global Settlement may not be known until 1998 or later.

     On October 24, 1996, the statutory time period to seek further review of the Insurance Settlement approval judgment lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement approval judgment is now final and not subject to further appeal.

     Fibreboard will continue to seek approval of the Global Settlement. Under the Global Settlement, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust has already been established to administer the $1,535,000 dedicated to resolving claims filed against Fibreboard since August 27, 1993, and any further claims that might otherwise be asserted in the future.

     Fibreboard will contribute $10,000 plus accrued interest toward the settlement trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9,892 into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. At December 31, 1996, Fibreboard owed the escrow account $224.

     The remainder of the trust will be funded by Continental and Pacific. These insurers have placed $1,525,000 in an interest-bearing escrow account pending court approval of the settlements. The balance of the escrow account was $1,697,815 at December 31, 1996, after payment of interim expenses associated with the Global Settlement. A permanent injunction barring the filing of any further claims against Fibreboard or its insurers is included as part of the Global Settlement.

     The Insurance Settlement, which is now final, is structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993 and provide Fibreboard with up to $2,000,000, plus accrued interest, in additional funds as needed to resolve unsettled claims as of August 27, 1993 and claims which have been or may be filed against Fibreboard after that date. Under the Insurance Settlement, Fibreboard will continue to manage the defense and resolution of asbestos-related personal injury claims.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

     The Insurance Settlement will not be fully implemented or funded until such time as the Global Settlement has been finally resolved. In the event the Global Settlement is finally approved, the Insurance Settlement will not be implemented. If, however, the Global Settlement is not approved, then the Insurance Settlement will be implemented. However, the insurers began paying deferred settlement obligations in the fourth quarter of 1996.

     Fibreboard believes the amounts available under the Insurance Settlement Agreement will be adequate to fund the ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.


     CLAIMS ACTIVITY

     Through December 31, 1996, Fibreboard has resolved 159,800 personal injury claims for approximately $1,836,400, not including legal defense costs. Substantially all of the settlements have been achieved through 1) payments by Fibreboard's insurers; 2) assignments of Fibreboard's rights to insurance payments, most of which have been converted to three-party agreements between Fibreboard, its insurer and plaintiffs; or 3) deferring payments pending resolution of the personal injury insurance coverage litigation. An additional 31,700 claims have been disposed of at no cost to Fibreboard other than legal defense costs. Fibreboard is unable to determine the exact number of claims that may be filed in the future, although the number is expected to be substantial.

     The following table illustrates asbestos-related personal injury claims activity for the last three years:

                                                           YEAR ENDED DECEMBER 31
                                                        ---------------------------
                                                          1996      1995      1994
                                                        -------   -------   -------
     PERSONAL INJURY CLAIMS

     New claims received                                 32,938    20,731     3,500

     Claims disposed
       Settled                                            1,668    10,672    15,185
       Dismissed                                            983     3,775     2,685
       "Green Card" settlements(1)                           12        96       189
       Judgments                                             --        --         1
       Adjustments(2)                                        91        --     1,366

     Average settlement amount per claim settled
       Year(3)                                          $    34   $    12   $     9
       Cumulative                                       $    11   $    11   $    11
     Claims pending at year end                          78,246    48,062    41,874
     ------------------------------------------------------------------------------


     1. Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

     2. Often, multiple claims are filed for the same injury. In addition, Fibreboard's claims database was constructed by merging several third-party databases in 1988. Fibreboard has attempted to identify duplicate claims and remove them from the database. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard anticipates additional future adjustments.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


     3.   The higher settlement average in 1996 is due to the absence of group settlements, where large numbers of low value cases are traditionally settled along with more valuable cases, and due to the fact that in 1996 a relatively small number of individual cases involving more seriously injured plaintiffs were settled during the pendency of the Global Settlement injunction.
-------------------------------------------------------------------------------

     LIABILITY QUANTIFICATION

     At the end of 1991, Fibreboard attempted to quantify its liability for asbestos-related personal injury claims then pending as well as anticipated to be received through the end of the decade. There are many opportunities for error in such an exercise. Assumptions concerning the number of claims to be received, the disease mix of pending and future claims and projections of defense and indemnity costs may or may not prove correct. Fibreboard's assumptions were based on its historical experience, modified as appropriate for anticipated demographic changes or changes in the litigation environment.

     Notwithstanding the inherent risk of significant error in such a calculation, Fibreboard estimated that the amount necessary to defend and dispose of asbestos-related personal injury claims pending at December 31, 1991, and anticipated through the end of the decade plus the costs of prosecuting its insurance coverage litigation would aggregate $1,610,000. Because of the dynamic nature of this litigation, it is more difficult to estimate how many personal injury claims will be received after 1999 as well as the costs of defending and disposing of those future claims. Consequently, Fibreboard's estimated liability contains no amounts for personal injury claims received after the end of the decade, although it is likely additional claims will be received thereafter.

     Fibreboard believed it probable that it would ultimately receive insurance proceeds of $1,584,000 for the defense and disposition of the claims quantified above. As a result, Fibreboard recorded a liability, net of anticipated insurance proceeds, of $26,000 at December 31, 1991, representing its best estimate of the unreimbursed cost of resolving personal injury claims then pending and anticipated through the remainder of the decade as well as the costs of prosecuting the insurance coverage litigation. Although there likely will be claims filed beyond the end of the decade, these have not been estimated. During 1996, 1995, and 1994, unreimbursed costs of $1,610, $1,959, and $2,211 were charged against this reserve.

     Although Fibreboard, its insurers and plaintiffs' representatives entered into the Insurance and Global Settlements discussed above, Fibreboard does not believe these settlements impact its estimate of liability through the end of the decade. However, during 1995, Fibreboard recorded a $4,000 reversal of previously established reserves for anticipated unreimbursable costs as a result of a reduction in its estimate of the amounts which will be needed for such purpose in the event neither the Global nor Insurance Settlements are finally approved. Fibreboard anticipates reevaluating and updating its estimates of liability once it is determined which of the Global Settlement or the Insurance Settlement is ultimately implemented.

     ASBESTOS-IN-BUILDINGS LIABILITIES

     At December 31, 1996, Fibreboard was a defendant in six asbestos-in-buildings claims. Fibreboard does not believe it is presently possible to reasonably estimate potential liabilities for asbestos-in-buildings claims, if any. Fibreboard believes that its asbestos-containing products, properly used, cause no damage to buildings. Further, Fibreboard can frequently identify its asbestos-containing products and aggressively pursues dismissals of claims where its products are not identified.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


     Fibreboard has been named as a defendant in a total of 152 asbestos-in-buildings claims, all but six of which have been resolved.
     To date, Fibreboard has successfully defended these claims or settled the claims for modest amounts compared to the damages sought. Based on its experience to date, Fibreboard believes the ultimate resolution of asbestos-in-buildings claims will not have a material adverse impact on its financial condition or results of operations.

     INSURANCE FOR ASBESTOS-IN-BUILDINGS CLAIMS

     Fibreboard has reached final settlements with four of its primary insurers and several of its excess level insurers. These final settlements confirm more than $295,000 of insurance as needed to defend and dispose of asbestos-in-buildings claims. Substantially all of the confirmed insurance remains available.

     Fibreboard is also litigating with its remaining insurance carriers and believes the total limits of insurance policies in effect from 1932 to 1985 which may provide coverage for asbestos-in-buildings claims, aggregate approximately $390,000 (including the $295,000 referred to in the prior paragraph), which is in addition to the personal injury insurance coverage and does not include additional policies which contain no aggregate limit. The remaining insurers dispute coverage, although to date substantially all of Fibreboard's costs of defending asbestos-in-buildings claims have been paid by primary carriers. If no settlement results, Fibreboard expects to continue to litigate with the remaining carriers.

RESOURCES AVAILABLE FOR ASBESTOS-RELATED COSTS

     At December 31, 1996, Fibreboard had $3,467 in cash on hand restricted for asbestos-related expenditures. Fibreboard believes restricted cash on hand, amounts available under the Insurance Settlement and amounts available under settlement agreements with Fibreboard's asbestos-in-buildings insurers will be adequate to fund defense and indemnity costs of personal injury and asbestos-in-buildings claims for the foreseeable future.


15.  OTHER LITIGATION AND CONTINGENCIES

     Fibreboard has been named as a potentially responsible party in two separate landfill clean-ups in the state of California, the Operating Industries, Inc. landfill in Monterey Park and the GBF landfill in Pittsburgh. In addition, Fibreboard was named a defendant in a private party lawsuit seeking to recover costs of clean-up and remediation of the Acme landfill in Martinez, California. In all cases, Fibreboard's former container products division was responsible for materials deposited at the landfills. Fibreboard is attempting to determine its allocable share of investigation and remediation costs. The ultimate liability may change upon 1) determination of total costs of remediation, and 2) resolution of Fibreboard's allocable share of such costs. Fibreboard has established reserves against which the costs of study and clean-up, as well as ongoing legal and administrative costs, are charged.

     Fibreboard is involved in a number of additional disputes arising from its operations. Fibreboard believes resolution of these disputes will not have a material adverse impact on its financial condition or results of operations.

16.  SUBSEQUENT EVENT

     On March 4, 1997, Fibreboard announced it had entered into a letter of intent to purchase the stock of Fabwel, Inc. for approximately $120 million in cash. Fabwel is a privately held major

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


     producer and supplier of customized exterior components for the manufactured housing, recreational vehicle, building and construction, and transportation/cargo industries. The transaction is subject to due diligence and regulatory approval and is expected to close in the second quarter of 1997. The acquisition will be accounted for as a purchase and is expected to be financed through Fibreboard's existing revolving credit facility and available cash.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Fibreboard Corporation:

We have audited the accompanying consolidated balance sheets of Fibreboard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fibreboard Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP


Dallas, Texas
February 5, 1997 (except for Note 16,
as to which the date is March 4, 1997)

                       FIBREBOARD CORPORATION AND SUBSIDIARIES


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


/s/ Garold E. Swan
------------------------------------
Garold E. Swan
Vice President, Finance

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


                      SELECTED QUARTERLY FINANCIAL DATA
               (dollar amounts in thousands except per share)
                                 (unaudited)

                                                                 EARNINGS PER
                                     INCOME FROM                  SHARE FROM      NET
                   NET      GROSS     CONTINUING      NET         CONTINUING   INCOME PER
QUARTER           SALES     MARGIN    OPERATIONS     INCOME       OPERATIONS     SHARE
-------         --------   --------  -----------    -------      ------------  ----------
1996
  1st           $ 79,813   $ 22,218    $  (374)     $ 5,177        $(0.04)       $0.58
  2nd            115,486     34,744      3,359        2,511          0.38         0.28
  3rd            145,978     45,587      7,391        7,395          0.83         0.83
  4th            127,661     39,222      5,408       36,618(1)       0.60         4.08
                --------   --------    -------      -------        ------       ------

Total           $468,938   $141,771    $15,784      $51,701        $ 1.77        $5.80
                --------   --------    -------      -------        ------       ------
                --------   --------    -------      -------        ------       ------

1995
  1st           $ 62,767   $ 16,384    $  (848)     $ 5,645        $(0.09)       $0.63
  2nd             83,706     23,276      3,574        4,350          0.40         0.48
  3rd             94,790     24,866      2,369       80,353(2)       0.26         8.94
  4th             94,588     23,327      4,344        5,468(3)       0.49         0.62
                --------   --------    -------      -------        ------       ------

Total           $335,851   $ 87,853    $ 9,439      $95,816        $ 1.05       $10.67
                --------   --------    -------      -------        ------       ------
                --------   --------    -------      -------        ------       ------

                (1) Includes a net gain on the sale of resort operations of $33,510.
                (2) Includes a net gain on the sale of the wood products group of
                    $75,897.
                (3) Includes an adjustment on the sale of the wood products group of
                    $1,916 net of tax.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the Directors of Fibreboard is incorporated herein by reference from "Election of Directors" and "Directors Not Standing for Election" of Fibreboard Corporation's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1997. See also "Executive Officers of the Registrant" in Part I of this Form 10-K.

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference from "Compensation of Directors" and "Executive Compensation" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from "Security Ownership of Management and Principal Stockholders" of Fibreboard's Proxy Statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, financial statement schedules and exhibits filed in this report.

     1. Index to Financial Statements and Supplementary Data.  See page 19.
     2. Index to Financial Statement Schedules.  See page 56.
     3. The following exhibits are filed as part of this Form 10-K

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


Exhibit
Number           Exhibit Description
-------          -------------------

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

3.2.1            Amendment to Fibreboard's Restated Bylaws dated
                 December 10, 1996.

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

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


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

10.14 Third Amended and Restated Credit Agreement dated February 6, 1996 among Fibreboard Corporation, as Borrower, Certain Commercial Lending Institutions and Bank of America National Trust and Savings Association, as Administrative Co-Agent, and NationsBank N.A. as Documentation Co-Agent. (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


10.15 Stock Purchase Agreement among Noranda Aluminum, Inc., Norandex Inc. and Fibreboard Corporation dated as of August 31, 1994 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K dated August 31, 1994).

10.16* Form of Officer Severance Agreement dated December 11, 1995 (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31,
                 1995).

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

10.23            Stock Purchase Agreement among Stone Products, Donald G.
                 Castle, et al, and Fibreboard Corporation, dated June 5, 1996 (incorporated herein by reference from Fibreboard Corporation's Current Report on Form 8-K, dated July 12,
                 1996).

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

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


10.27 Revolving Credit Agreement between the Bank of Nova Scotia and Vytec Corporation dated March 27, 1996 (incorporated herein by reference from Fibreboard Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

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

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


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

10.36 Fibreboard Corporation 1995 Stock Incentive Plan effective as of November 28, 1995 (incorporated herein by reference from Fibreboard Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

10.37 Stock Purchase and Indemnification Agreement among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc., dated November 26, 1996 (incorporated by reference from Fibreboard Corporation's Current Report on Form 8-K dated December 18, 1996).

21.              Fibreboard Corporation Subsidiaries.

23.              Consent of Arthur Andersen LLP.

27               Financial Data Schedule.

*DENOTES MANAGEMENT CONTRACT OR COMPENSATION PLAN IDENTIFIED PURSUANT TO
 ITEM 14(a)(3) OF FORM 10-K.



(b) Reports on Form 8-K

The following Current Report on Form 8-K was filed during the period October 1, 1996 to December 31, 1996:

Date             Event Reported
----             --------------

12/18/96         Fibreboard's sale of its resort operations

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBREBOARD CORPORATION
----------------------
(Registrant)

Dated:      March 27, 1997            By: /s/ JOHN D. ROACH
                                         ------------------------------
                                         John D. Roach
                                         Chairman, President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

NAME                           TITLE                                                 DATE
----                           -----                                                 ----
/s/ JOHN D. ROACH              Chairman, President,                             March 27, 1997
-------------------------      Chief Executive Officer and Director
John D. Roach                  (Principal Executive Officer)

/s/ GAROLD E. SWAN             Vice President, Finance                          March 27, 1997
-------------------------      (Principal Financial and Accounting Officer)
Garold E. Swan

/s/ PHILIP R. BOGUE
-------------------------      Director                                         March 27, 1997
Philip R. Bogue

/s/ WILLIAM D. EBERLE
-------------------------      Director                                         March 27, 1997
William D. Eberle

/s/ G. ROBERT EVANS
-------------------------      Director                                         March 27, 1997
G. Robert Evans

/s/ GEORGE B. JAMES
-------------------------      Director                                         March 27, 1997
George B. James

/s/ JOHN W. KOEBERER
-------------------------      Director                                         March 27, 1997
John W. Koeberer

/s/ BILL M. LINDIG
-------------------------      Director                                         March 27, 1997
Bill M. Lindig

/s/ DONALD K. MILLER
-------------------------      Director                                         March 27, 1997
Donald K. Miller

                    FIBREBOARD CORPORATION AND SUBSIDIARIES


               INDEX TO FINANCIAL STATEMENT SCHEDULES TO FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996


SCHEDULE     PAGE
--------     ----

II Valuation and qualifying accounts for each of the three years in the period ended December 31, 1996.

             Report of independent public accountants on financial statement schedules.

                     FIBREBOARD CORPORATION AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                                  (in thousands)



                                             Additions
                               Balance at    Charged to   Uncollectible            Balance at
                               Beginning     Costs and      Accounts                 End of
Description                    of Period      Expenses    Written Off   Other(a)    Period
-----------                    ---------     ---------    -----------   --------   ----------

1994
Reserve for:
  Doubtful accounts               405           367          (165)        1,391        1,998
  Environmental and
    asbestos-related costs     21,290            --            --        (2,379)      18,911

1995
Reserve for:
  Doubtful accounts             1,998         1,037          (918)          431        2,548
  Environmental and
    asbestos-related costs     18,911         1,000            --        (2,339)      17,572

1996
Reserve for:
  Doubtful accounts             2,548         2,131        (1,666)           65        3,078
  Environmental and
    asbestos-related costs     17,572            --            --        (1,984)      15,588

(a) Consists of reserve for doubtful accounts of acquired companies and payments of environmental and asbestos-related costs.

                     FIBREBOARD CORPORATION AND SUBSIDIARIES


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENTS SCHEDULES


To the Stockholders of Fibreboard Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fibreboard Corporation included in this Form 10-K, and have issued our report thereon dated February 5, 1997 (except for Note 16 - Subsequent Event, as to which the date is March 4, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


Dallas, Texas
February 5, 1997 (except Note 16,
as to which the date is March 4, 1997)