Form 10-Q
period 1997-03-31
FIBREBOARD CORP /DE
filed 1997-05-15
CIK 833053

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from __________to__________

Commission file no. 0-016951

                                FIBREBOARD CORPORATION
                  (exact name of registrant as specified in charter)

                        Delaware                                94-0751580
    ----------------------------------------------------------------------------
    (State or other jurisdiction of incorporation)            (IRS Employer
                                                            Identification No.)

                    2200 Ross Ave., Suite 3600, Dallas, TX  75201
                    ---------------------------------------------
                       (Address of principal executive offices)

                                    (214) 954-9500
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

    ----------------------------------------------------------------------------
    (Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  /X/      No   / /

As of the close of business on May 7, 1997, the registrant had outstanding 8,490,020 shares of common stock.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                           PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited financial statements are filed as part of this report:

         FINANCIAL STATEMENT TITLE                                 PAGE
         -------------------------                                 ----

         Consolidated Statements of Income for the three
         months ended March 31, 1997 and 1996                        3

         Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996                                           4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996                  6

         Notes to Consolidated Financial Statements                  8

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                    (dollar amounts in thousands except per share)
                                     (unaudited)

                                                   QUARTER ENDED MARCH 31
                                                   -----------------------
                                                     1997            1996
                                                   --------        -------
    Net sales                                      $115,929        $79,813
    Cost of sales                                    81,219         57,595
                                                   --------        -------
    Gross margin                                     34,710         22,218

    Selling and administrative expenses              32,262         21,732
    Goodwill amortization                             1,144            770
                                                   --------        -------

    Operating income (loss)                           1,304           (284)
    Interest expense                                   (501)          (622)
    Interest and other income                         1,315            284
                                                   --------        -------

    Income (loss) from continuing operations
     before income taxes                              2,118           (622)
    Income taxes relating to continuing operations     (879)           248
                                                   --------        -------

    Income (loss) from continuing operations          1,239           (374)

    Income from discontinued operations,
     net of tax                                          --          5,551
                                                   --------        -------

    Net income                                     $  1,239       $  5,177
                                                   --------        -------
                                                   --------        -------

    Earnings per share:
       Income (loss) from continuing operations       $0.14         $(0.04)
       Income from discontinued operations               --           0.62
                                                   --------        -------

    Net income per share                              $0.14          $0.58
                                                   --------        -------
                                                   --------        -------

    Common equivalent shares (thousands)              8,899          8,883

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands)


                                              MARCH 31, 1997   DECEMBER 31, 1996
                                              --------------   -----------------
                                                (unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                   $  22,970         $  85,301
    Receivables                                    66,025            62,216
    Current portion of notes receivable             3,192             3,281
    Inventories                                    73,821            66,321
    Prepaid expenses                                4,905             3,030
    Deferred income taxes                          12,066            12,656
                                                ---------         ---------

    Total current assets                          182,979           232,805

  Property, plant and equipment, at cost:
    Land and improvements                           4,777             3,918
    Buildings                                      27,814            24,136
    Machinery and equipment                        67,659            63,835
    Construction in progress                       18,529            11,228
                                                ---------         ---------

    Accumulated depreciation                      (34,817)          (32,200)
                                                ---------         ---------

    Net property, plant and equipment              83,962            70,917

  Notes receivable                                  4,062             4,129
  Goodwill                                        129,618           129,171
  Other assets                                     11,009            14,954
                                                ---------         ---------

  Total operating assets                          411,630           451,976

  Cash restricted for asbestos costs                4,502             3,467
  Asbestos costs to be reimbursed                 174,333           233,402
                                                ---------         ---------

  Total assets                                  $ 590,465          $688,845
                                                ---------         ---------
                                                ---------         ---------

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands)


                                              MARCH 31, 1997   DECEMBER 31, 1996
                                              --------------   -----------------
                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks                       $  1,037          $     44
    Current portion of long-term debt               1,184             1,184
    Accounts payable and accrued liabilities       50,985            88,907
    Current portion of reserves                     1,641             1,641
                                                 --------          --------

    Total current liabilities                      54,847            91,776

    Long-term debt                                 27,932            27,847
    Long-term reserves                             13,883            13,947
    Other long-term liabilities                     6,032             6,837
    Deferred income taxes                          12,950            13,335
                                                 --------          --------

    Total operating liabilities                   115,644           153,742

 Asbestos claims settlements                      158,614           217,072
 Long-term debt associated with asbestos           25,249            24,944
                                                 --------          --------

 Total liabilities                                299,507           395,758

 Minority interest                                    184               190

 COMMITMENTS AND CONTINGENCIES

 Stockholders' equity:
    Preferred stock, $.01 par value,
     3,000,000 shares authorized; none issued        --                --
    Common stock, $.01 par value,
     30,000,000 shares authorized; 8,730,399
     shares issued                                     87                87
    Additional paid-in capital                     75,657            78,993
    Retained earnings                             222,508           221,269
    Treasury stock, at cost, 240,379 and
     274,565 shares                                (7,014)           (7,161)
    Foreign currency translation adjustment          (464)             (291)
                                                 --------          --------

 Total stockholders' equity                       290,774           292,897
                                                 --------          --------

 Total liabilities and stockholders' equity      $590,465          $688,845
                                                 --------          --------
                                                 --------          --------

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollar amounts in thousands)
                                     (unaudited)


                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                     1997             1996
                                                  ---------         ---------
Cash flows from operating activities:
   Net income                                      $  1,239        $  5,177
      Adjustments to reconcile income to
       net cash used by continuing
       operating activities:
         Income of discontinued operations             --            (5,551)
         Depreciation and amortization                3,519           3,306
         Deferred income taxes                           58             (10)
         Deferred long-term benefits                   (686)           (129)
         Compensation for stock grants                  341             107
         Change in reserves                             (64)           (101)
         Income applicable to minority interest          (7)              6
         Gain on sale of assets                        (616)           --
         Change in working capital                  (47,615)         (3,995)
                                                   --------        --------

         Net cash used by continuing operations     (43,831)         (1,190)

   Discontinued operations:
      Income of discontinued operations                --             5,551
      Depreciation and amortization                    --             4,290
      Net asset change                                 --             3,142
                                                   --------        --------

      Net cash provided by discontinued operations     --            12,983

   Cash flows from investing activities:
      Non-cash net assets of acquired operations     (9,684)         (5,014)
      Proceeds from asset sales                       1,043            --
      Property, plant and equipment changes         (10,909)         (2,363)
      Reduction in notes receivable                     158           4,669
      Decrease in other assets                        3,545             (66)
                                                   --------        --------

      Net cash used by investing activities         (15,847)         (2,774)

  Cash flows from financing activities:
      New borrowings                                  1,078          26,760
      Repayment of debt                                --            (6,450)
      Purchase of treasury stock                     (3,761)           --
      Employee stock plan transactions                  192             110
                                                   --------        --------

      Net cash provided (used) by financing
       activities                                    (2,491)         20,420

  Net cash provided (used) by business
   activities                                      $(62,169)       $ 29,439

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                            (dollar amounts in thousands)
                                     (unaudited)

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                    1997                1996
                                                   ------              ------
Cash flows from asbestos-related activities:
  Receipts from insurers                         $    773             $ 1,247
  Structured settlement program activity              161                (124)
  Other asbestos-related cash transactions            (61)               (504)
  Change in cash restricted for asbestos costs     (1,035)             (1,002)
                                                 --------             -------

  Net cash used by asbestos-related
   activities                                        (162)               (383)
                                                 --------             -------

Net increase (decrease) in cash                   (62,331)             29,056
Cash at beginning of period                        85,301              12,382
                                                 --------             -------

Cash at end of period                            $ 22,970             $41,438
                                                 --------             -------
                                                 --------             -------

Cash paid during the period for:
    Interest                                     $    438             $   535
    Income taxes                                   23,384                 471

Non-cash items:
    Increase in asbestos claims settlements        22,845              12,729
    Payments made to asbestos claimants on
     Fibreboard's behalf                           81,464              17,176

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollar amounts in thousands)
                                     (unaudited)


1. The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Fibreboard management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements and notes should be read in conjunction with the financial statements and the notes thereto included in Fibreboard's 1996 Annual Report and Form 10-K.

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

2. Net earnings per common and common equivalent shares were calculated using the weighted average number of common shares outstanding during the period plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming Fibreboard used the proceeds received to purchase additional shares at market value. Fibreboard will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective December 15, 1997. SFAS 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock and common stock equivalents. As required, Fibreboard will report earnings per share in accordance with SFAS 128. Pro forma basic earnings per share from continuing operations for the three months ended March 31, 1997 and 1996 would have been $0.15 and $(0.04). Pro forma diluted earnings per share from continuing operations for the three months ended March 31, 1997 and 1996 would have been $0.14 and $(0.04).

3. Inventories are valued at the lower of cost (first in, first out) or market. Inventory costs include material, labor and operating overhead. Operating supplies are priced at average cost. Inventories were as follows:

                                        March 31, 1997     December 31, 1996
                                        --------------     -----------------

         Finished Goods                    $60,247             $54,447
         Raw Materials                      10,343               9,115
         Supplies                            3,231               2,759
                                           -------             -------
         Total Inventories                 $73,821             $66,321
                                           -------             -------
                                           -------             -------

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

4. The functional currency of Fibreboard's foreign operations is the applicable local currency. Translation from the applicable foreign currency to U. S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for sales and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustment is reflected as a component of stockholder's equity.

    Realized translation losses were $237 and $354 for the three months ended March 31, 1997 and 1996. To mitigate future translation gains or losses on
    U. S. denominated debt held by a Canadian subsidiary, Fibreboard entered into a foreign currency swap during 1996 under which Fibreboard will receive U.S. $25,000 in exchange for Canadian $34,290 upon contract termination in August 1998. Gains or losses due to currency exchange fluctuations during the contract period are deferred.

    The Canadian subsidiary also enters into forward exchange and purchased foreign currency option contracts in an effort to mitigate fluctuations in transactions denominated in U.S. dollars. The gains or losses on these contracts are included in income in the period in which the exchange rates change. No contracts of this type were entered into during 1996, and the gains and losses recorded on such contracts during 1997 were not material.

5.  Information about Fibreboard's industry segments is set forth below:

                                                    QUARTER ENDED MARCH 31
                                                 ----------------------------
                                                   1997                1996
                                                 --------           ---------
               OUTSIDE SALES
               Building Products:
                 Residential                     $101,715           $  64,561
                 Industrial                        14,214              15,252
                                                 --------           ---------
               Total Operations                  $115,929           $  79,813
                                                 --------           ---------
                                                 --------           ---------
               OPERATING PROFIT
                Building Products:
                 Residential                     $  2,424              $  317
                 Industrial                         1,588               1,697
                                                 --------           ---------
                Total Operations                    4,012               2,014
                Unallocated expense, net           (2,708)             (2,298)
                Interest expense                     (501)               (622)
                Interest and other income           1,315                 284
                                                 --------           ---------
                Income (loss) from continuing
                 operations before income taxes  $  2,118              $ (622)
                                                 --------           ---------
                                                 --------           ---------

6. In March 1997, Fibreboard increased its U. S. revolving credit facility from $125,000 to $225,000. At March 31, 1997, $234,400 was available for borrowing under the U. S. and Canadian revolving credit facilities.

7. On January 1, 1997, Fibreboard acquired the Florida-based net assets of Gentek Building Products, including ten building product distribution sites and two manufacturing plants that fabricate aluminum windows and doors, for $11,816 in cash including the assumption of certain liabilities. The acquisition was accounted for as a purchase.

8. Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly

                   FIBREBOARD CORPORATION AND SUBSIDIARIES


    caused by asbestos exposure and in asbestos-in-buildings actions involving many thousands of buildings.

    Fibreboard has unique insurance coverage for personal injury claims.
    During 1993, Fibreboard and its insurers, Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific), entered into the Insurance Settlement Agreement, and Fibreboard, its insurers and plaintiffs representatives entered into the Global Settlement Agreement. These agreements are interrelated and require final court approval. On July 26, 1996, the U. S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by an unanimous decision.

    A petition for rehearing on the Global Settlement was filed with the Fifth Circuit in September 1996 and subsequently rejected by the Court. The parties opposing the Global Settlement have filed petitions seeking review with the U. S. Supreme Court. The Supreme Court will likely rule whether to grant these petitions during 1997. If granted, final resolution of the Global Settlement may not be known until 1998 or later.

    On October 24, 1996, the statutory time period to seek further review of the Insurance Settlement approval judgment lapsed with no petition for review having been filed with the U. S. Supreme Court. Therefore, the Insurance Settlement approval judgment is now final and not subject to further appeal.

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

                   FIBREBOARD CORPORATION AND SUBSIDIARIES

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

    The following tables illustrate asbestos-related personal injury claims activity for the periods indicated:

                                                    THREE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                          1997           1996
                                                        -------        -------

         PERSONAL INJURY
          New claims received                            12,896          2,516
          Claims disposed:
           Settled                                        1,031            390
           Dismissed                                         94            539
           "Green card" settlements(1)                       --              1
           Judgments                                         --             --
           Adjustments(2)                                    13             29
          Average settlement amount per claim settled:
           Quarter(3)                                   $    29        $    21
           Cumulative                                        12             11

          Claims pending at end of period                90,241         49,619

      1 Under Green Card Settlements, there is no determination of liability by Fibreboard to a claimant. Instead, Fibreboard waives the statute of limitations should a claimant develop an asbestos-related impairment in the future.

      2 Often, multiple claims are filed for the same injury. In addition, Fibreboard's claims database was constructed by merging several third-party databases in 1988. Fibreboard has attempted to identify duplicate claims and remove them from the database. It is often not possible to fully identify duplicate claims until the claims are prepared for trial. Fibreboard anticipates additional future adjustments.

      3 The higher settlement average in 1996 and 1997 is due to the absence of group settlements, where large numbers of low value cases are traditionally settled along with more valuable cases, and due to the fact that in 1996 and 1997 a relatively small number of individual cases involving more seriously injured plaintiffs were settled during the pendency of the Global Settlement injunction
      ------------------------------------------------------------------------

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

9.  Subsequent Event

    On May 5, 1997, Fibreboard completed the purchase of the stock of Fabwel, Inc. for approximately $120 million, subject to post closing adjustments. Fabwel, headquartered in Elkhart, Indiana, is a major producer and supplier of customized exterior components for the manufactured housing, recreational vehicle, building and construction and transportation/cargo industries. Fabwel reported net sales of $194.2 million for the year ended December 31, 1996, pre-tax income of $11.0 million, earnings before interest and taxes of $13.9 million, and earnings before interest, taxes, depreciation and amortization of $17.0 million. The purchase was funded by $100.0 million from Fibreboard's existing revolving credit facility and cash on hand. The acquisition will be accounted for as a purchase.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       QUARTER ENDED MARCH 31, 1997 VS. 1996

       OVERALL
       -------

       - Net sales increased 45% due to the acquisition of Stone Products (acquired July 1996), additional Norandex branches and increased shipments of residential building products.

       - Gross margin increased 56%, and increased as a percent of sales from 28% in 1996 to 30% in 1997. Lower raw material costs and operating efficiencies in the residential building products group resulted in improved consolidated gross margin while stable raw material costs (relative to sales prices) were experienced for industrial building products.

       - Selling, general and administrative costs increased 48% due to the increase in the number of Norandex branches since the prior year, and the acquisition of Stone Products.

       - Goodwill amortization increased 49% between years as a result of the acquisition of Stone Products.

       - As a result of the factors noted above, operating income increased $1.6 million between years.

       - Interest expense declined 19% as a result of decreased debt balances combined with the expiration of an interest rate cap during the fourth quarter of 1996.

       - Interest and other income increased $1.0 million as average cash balances were higher, and gains on sales of surplus assets totaled $0.6 million in 1997.

       - The income tax rate was 41.5% for 1997 and 40% for 1996.

       - Income from continuing operations increased $1.6 million as a result of the above factors.

       - Net income for the first quarter of 1996 included the operating results of the resort operations which were sold during the fourth quarter of 1996.

       SEGMENT DISCUSSION
       ------------------

       BUILDING PRODUCTS:

         Residential products sales increased 58% due to the acquisition of Stone Products, new Norandex branches added during the past year, and increased shipment of vinyl products. Stone Products contributed $12.4 and $1.3 million of sales and operating income in 1997. Had Stone Products been acquired at the beginning of 1996, it would have contributed $9.3 million of pro forma sales for the first quarter of 1996. Because of the limited nature of pro forma adjustments, Fibreboard does not believe pro forma comparisons of operating results between periods are indicative of the results that would have occurred if the combination had been in effect throughout 1996 or which may be obtained in the future. Norandex branch same store sales increased 15% between comparable quarters of 1996 and 1997.
         Shipments of vinyl siding increased 42% from 585,000 squares in 1996 to 830,000 squares in 1997 as a

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

         result of a 48% increase in shipments by Norandex and a 34% increase in shipments by Vytec. Operating profit increased 665% from $0.3 million in 1996 to $2.4 million. The improvement in operating profits was due to the acquisitions of Stone Products, increased sales volumes at Norandex and Vytec and higher manufacturing efficiencies during 1997.

    - Industrial products sales decreased 7% as a result of decreased sales of calcium silicate ("CalSil") products. Operating profits declined 6% due primarily to the volume declines of CalSil sales.

    UNALLOCATED EXPENSE:

    -    Unallocated expenses increased 18% or $0.4 million between years.

    FINANCIAL CONDITION


    - Cash on hand at March 31, 1997 aggregated $23.0 million, which will be utilized to fund continuing operations and the acquisition of Fabwel, Inc.

    - Borrowings under Fibreboard's revolving credit facilities aggregated $1.0 million at March 31, 1997. Total availability was $234.4 million. In addition, Fibreboard had $25.0 million outstanding in the form of a five-year term loan.

    - Including Fabwel, capital expenditures of between $33 to $38 million are anticipated during 1997. Major anticipated projects include the construction of a vinyl siding manufacturing plant in Joplin, Missouri at an approximate total cost of $15.0 million (completed on April
         14, 1997), $6.0 million to increase production capacity and improve productivity at the vinyl siding manufacturing plants in London, Ontario and Claremont, North Carolina, and approximately $6.0 million for expansion of Stone Products production facilities. For the first three months of 1997, Fibreboard has expended approximately $10.9 million on these and other projects.

    - In addition to cash needs related to continuing operations, Fibreboard must fund its minimal on-going asbestos-related costs. To date, substantially all such costs, other than the cost of litigating insurance coverage issues and certain in-house expenses, have been funded from insurance resources. At March 31, 1997, Fibreboard had $4.5 million in cash on hand restricted for asbestos-related costs. Fibreboard believes that substantially all of its cash needs for asbestos-related expenditures will be satisfied through existing settlements with asbestos-in-buildings insurers or through the Insurance Settlement which became final on October 24, 1996.

    - Additional information regarding the asbestos-related litigation can be found in Note 8 to the Consolidated Financial Statements beginning on page 10.

                       FIBREBOARD CORPORATION AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Material developments in the asbestos-related litigation are described in Note 8 to the Consolidated Financial Statements beginning on page 10.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibits are filed as part of this Form 10-Q:

                    10.27.1 Second Amendment to the Revolving Credit Agreement between The Bank of Nova Scotia and Vytec Corporation as Borrower date March 26, 1997.

                    10.38 Fourth Amended and Restated Credit Agreement dated March 28, 1997 among Fibreboard Corporation as the Revolving Borrower, Vytec Corporation as the Term Borrower, and certain Commercial Lending Institutions as the Lenders, and Bank of America National Trust and Savings Association as the Administrative co-agent for the Lenders, and NationsBank N.A. as the Documentation co-agent for the Lenders.

               (b) No Current Reports on Form 8-K were filed during the period January 1, 1997 to March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIBREBOARD CORPORATION
                              ----------------------
                              (Registrant)



Dated:    May 15, 1997                 By:  /s/ Garold E. Swan
                                          --------------------
                                        Garold E. Swan
                                        Vice President, Finance